Form 10-Q
period 2025-03-31
Liminatus Pharma, Inc.
filed 2025-06-02
CIK 1971387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-42626

LIMINATUS PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-2710748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Centerpointe Drive #625, La Palma, CA 90623
(Address of principal executive offices, including zip code)

(213) 273-5453
(Registrant’s telephone number, including area code)

Iris Parent Holding Corp.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LIMN	The Nasdaq Stock Market LLC
Warrants	LIMNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 30, 2025, there were 26,014,633 shares of common stock outstanding.

LIMINATUS PHARMA, INC.

EXPLANATORY NOTE

On April 30, 2025, subsequent to the end of the quarterly period ended March 31, 2025, the quarterly period to which this Quarterly Report on Form 10-Q relates, Liminatus Pharma, Inc. (formerly known as Iris Parent Holding Corp.), a Delaware corporation (the “Company”), consummated its previously announced business combination, pursuant to which the Company acquired Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”). In connection with the closing of the business combination, pursuant to the Business Combination Agreement, dated as of November 30, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among the Company, Liminatus, Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I), a Delaware corporation (“Iris”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“SPAC Merger Sub”), (a) Liminatus Merger Sub merged with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of the Company, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub merged with and into Iris (the “SPAC Merger” and, together with the Liminatus Merger, the “Mergers”), with Iris surviving the SPAC Merger as a direct wholly-owned subsidiary of the Company (the transactions contemplated by the foregoing clauses (a) and (b) the “Business Combination”), and in connection therewith the Company changed its name from “Iris Parent Holding Corp.” to “Liminatus Pharma, Inc.”

Except as otherwise expressly provided herein, the information in this Quarterly Report on Form 10-Q does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liminatus Pharma, Inc.

(Succesor to Iris Parent Holding Corp.)

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Total Assets	$—	$—

Liabilities and stockholder's deficit
Current liabilities:
Accrued expenses	$1,060	$805
Total liabilities	1,060	805
Commitments and Contingencies (Note 4)

Stockholder's deficit
Common stock, $0.0001 par value; 1,000 shares authorized; 100 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	10	10
Stock subscription receivable	(10)	(10)
Accumulated deficit	(1,060)	(805)
Total stockholder's deficit	(1,060)	(805)
Total liabilities and stockholder's deficit	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

(Succesor to Iris Parent Holding Corp.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2025	2024
Franchise tax expense	$255	$247
Loss from operations	(255)	(247)

Net loss	$(255)	$(247)

Weighted average shares outstanding - basic and diluted	100	100

Basic and diluted net loss per share	$(2.55)	$(2.47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

(Succesor to Iris Parent Holding Corp.)

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

(Unaudited)

For the Three Months Ended March 31, 2025 and 2024

	Common Stock
			Additional Paid in	Stock Subscription		Stockholder's
	Shares	Amount	Capital	Receivable	Accumulated Deficit	Deficit
December 31, 2023	100	$—	$10	$(10)	$(400)	$(400)
Net loss	—	—	—	—	(247)	(247)
March 31, 2024	100	—	10	(10)	(647)	(647)

	Common Stock
			Additional Paid in	Stock Subscription		Stockholder's
	Shares	Amount	Capital	Receivable	Accumulated Deficit	Deficit
December 31, 2024	100	—	10	(10)	(805)	$(805)
Net loss	—	—	—	—	(255)	(255)
March 31, 2025	100	$—	$10	$(10)	$(1,060)	$(1,060)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

(Succesor to Iris Parent Holding Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2025	2024
Cash Flows from Operating Activities:

Net loss	$(255)	$(247)
Changes in current assets and liabilities:
Accrued expenses	255	247
Net cash provided by operating activities	—	—

Net change in cash	—	—
Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMINATUS PHARMA, INC.

(SUCCESSOR TO IRIS PARENT HOLDING CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Liminatus Pharma, Inc. (successor to Iris Parent Holding Corp) (“Pharma” or the “Company”) was incorporated in the State of Delaware on November 23, 2022. The purpose of the Company is to facilitate the Business Combination, as further described below.

The Company selected December 31 as its fiscal year end.

Wholly-owned Subsidiaries

As of March 31, 2025, the Company has two wholly-owned subsidiaries, Liminatus Pharma Merger Sub, Inc., a Delaware corporation (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“SPAC Merger Sub”). The purpose of these two wholly-owned subsidiaries is to facilitate the Business Combination.

Business Combination

On November 30, 2022, Iris Acquisition Corp, a Delaware corporation (“Iris”), the Company, Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Merger Sub and SPAC Merger Sub entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

On March 4, 2025, Iris held a special meeting of stockholders. At the special meeting, Iris’s stockholders voted to approve the Business Combination and adopt the Business Combination Agreement, among other items. In connection with the special meeting, stockholders holding 59,844 Iris Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.74 per share, subject to adjustment for taxes payable from the trust account, for an aggregate redemption amount of approximately $702,359.

On April 30, 2025 (the “Closing Date”), the Company consummated the business combination contemplated by the Business Combination Agreement, pursuant to which (a) Liminatus Merger Sub merged with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of the Company, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub merged with and into Iris (the “SPAC Merger” and, together with the Liminatus Merger, the “Mergers”), with Iris surviving the SPAC Merger as a direct wholly-owned subsidiary of the Company (the transactions contemplated by the foregoing clauses (a) and (b) the “Business Combination”), and in connection therewith the Company changed its name from “Iris Parent Holding Corp.” to “Liminatus Pharma, Inc.”

Pursuant to the Business Combination Agreement, among other matters, at the effective time of the Business Combination (the “Effective Time”), (i) every issued and outstanding security issued by Iris during its initial public offering (each, an “Iris Unit”) was automatically separated and broken out into its constituent parts and the holder thereof was deemed to hold one share of Iris Class A common stock, par value $0.0001 per share (the “Iris Class A Shares”) and one-fourth of one redeemable warrant that was included as part of each Iris Unit (the “Public Warrants”), and such underlying constituent securities of Iris were converted in accordance with the applicable terms of the Business Combination Agreement, (ii) at the Effective Time, each issued and outstanding Iris Class A Share was converted automatically into and thereafter represent the right to receive one share of common stock, par value $0.0001 per share (“Common Stock”), of the Company, following which all Iris Class A Shares ceased to be outstanding and were automatically canceled and ceased to exist, (iii) at the Effective Time, each issued and outstanding Public Warrant immediately and automatically represented the right to purchase shares of Common Stock on the same terms and conditions as are set forth in the applicable warrant agreement, (iv) at the Effective Time, each issued and outstanding non-redeemable warrant of Iris that was issued by Iris in a private placement at the time of the consummation of its initial public offering, entitling the holder thereof to purchase one Iris Class A Share at $11.50 per share, except those issued to Cantor Fitzgerald & Co. (“Cantor”), were forfeited, and (v) the private placement warrants issued to Cantor immediately and automatically represented the right to purchase shares of Common Stock.

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Common Stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively, on May 1, 2025.

Liquidity and Capital Resources

As discussed above, the Company currently has no substantive operations, and the purpose of the Company is to facilitate the Business Combination. Although the Business Combination was completed on April 30, 2025, the Company does not believe the funds of the combined company will be sufficient to allow the company to continue as a going concern twelve months from the issuance date of these unaudited condensed consolidated financial statements. As such, this raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as reported within these unaudited condensed consolidated financial statements.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the FASB ASC and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024 (the “Annual Financial Statements”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024, its cash flows for the three months ended March 31, 2025 and 2024, and its changes in stockholder’s deficit for the three months ended March 31, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Emerging Growth Company Status

After the closing of the Business Combination, the Company has elected to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results may differ materially and adversely from these estimates. The Company is not aware of any significant estimates that required management to exercise significant judgment.

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the Company’s CODM uses net income/loss to measure the Company’s single segment’s performance and allocate resources. Further, the CODM reviews and utilizes functional expenses to manage the Company’s operations. The Company’s functional expenses are solely related to franchise tax expense.

Franchise Taxes

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. Franchise tax liabilities and related interest and penalties incurred are recorded in accrued expenses on the unaudited condensed consolidated balance sheet. For the three months ended March 31, 2025 and 2024, the Company recorded $255 and $247, respectively, of franchise tax expense and related penalties and interest. As of March 31, 2025 and December 31, 2024, the Company had a franchise tax liability of $1,060 and $805, respectively.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no tax accruals relating to uncertain tax positions.

The Company recognizes accrued interest and penalties related to unrecognized tax positions as income tax expense. There were no unrecognized tax positions, and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. No unrecognized tax benefits were identified as of March 31, 2025 or December 31, 2024.

Recently Issued Accounting Pronouncements – Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3. Related Party Transactions

In November 2022, the Company issued 100 shares of the Company’s common stock for an aggregate purchase price of $10 to Chris Kim, the Company’s Chief Executive Officer. Such shares on the date of issuance were duly and validly authorized and issued. Each outstanding share of stock has voting power equal to one vote on each matter submitted at any stockholder’s meeting. As of the date of these unaudited condensed consolidated financial statements, no consideration has been received from Mr. Kim for the issuance of these shares. Accordingly, the Company has recorded a “Stock subscription receivable” within the stockholder’s deficit section on its unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Note 4. Commitments and Contingencies

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. The Company does not have any commitments as of March 31, 2025 and December 31, 2024.

Note 5. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this filing to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements and events which occurred but were not recognized in the unaudited condensed consolidated financial statements.

On May 29, 2025, the Company received a notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) due to the delay in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2025. As a result of the filing of this Form 10-Q, the Company believes it has now regained compliance with the continued listing requirements of Nasdaq.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) covers a period prior to the closing of the Business Combination (as defined below). References in this report to “we,” “us,” “our” or the “Company” refer to Liminatus Pharma, Inc. (successor to Iris Parent Holding Corp.). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this document may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of historical fact included in this report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company was incorporated in the State of Delaware on November 23, 2022. The purpose of the Company is to facilitate the Business Combination, as further described below.

On April 30, 2025, the Company consummated the Business Combination (as defined below), pursuant to which the Company acquired Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”). In connection with the closing of the Business Combination, pursuant to the Business Combination Agreement, dated as of November 30, 2022 (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Liminatus, Iris Acquisition Corp (formerly known as Tribe Capital Growth Corp I), a Delaware corporation (“Iris”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“SPAC Merger Sub”), (a) Liminatus Merger Sub merged with and into Liminatus (the “Liminatus Merger”), with Liminatus surviving the Liminatus Merger as a direct wholly-owned subsidiary of the Company, and (b) simultaneously with the Liminatus Merger, SPAC Merger Sub merged with and into Iris (the “SPAC Merger” and, together with the Liminatus Merger, the “Mergers”), with Iris surviving the SPAC Merger as a direct wholly-owned subsidiary of the Company (the transactions contemplated by the foregoing clauses (a) and (b) the “Business Combination,” and together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), and in connection therewith the Company changed its name from “Iris Parent Holding Corp.” to “Liminatus Pharma, Inc.”

Pursuant to the Business Combination Agreement, among other matters, at the effective time of the Business Combination (the “Effective Time”), (i) every issued and outstanding security issued by Iris during its initial public offering (each, an “Iris Unit”) was automatically separated and broken out into its constituent parts and the holder thereof was deemed to hold one share of Iris Class A common stock, par value $0.0001 per share (the “Iris Class A Shares”) and one-fourth of one redeemable warrant that was included as part of each Iris Unit (the “Public Warrants”), and such underlying constituent securities of Iris were converted in accordance with the applicable terms of the Business Combination Agreement, (ii) at the Effective Time, each issued and outstanding Iris Class A Share was converted automatically into and thereafter represent the right to receive one share of common stock, par value $0.0001 per share (“Common Stock”), of the Company, following which all Iris Class A Shares ceased to be outstanding and were automatically canceled and ceased to exist, (iii) at the Effective Time, each issued and outstanding Public Warrant immediately and automatically represented the right to purchase shares of Common Stock on the same terms and conditions as are set forth in the applicable warrant agreement, (iv) at the Effective Time, each issued and outstanding non-redeemable warrant of Iris that was issued by Iris in a private placement at the time of the consummation of its initial public offering, entitling the holder thereof to purchase one Iris Class A Share at $11.50 per share, except those issued to Cantor Fitzgerald & Co. (“Cantor”), were forfeited, and (v) the private placement warrants issued to Cantor immediately and automatically represented the right to purchase shares of Common Stock.

At the closing of the Business Combination, pursuant to the terms of the Business Combination Agreement, the aggregate consideration paid in the Transactions to the direct or indirect owners of Liminatus consisted of 17.5 million shares of Common Stock (based on a deemed price of $10.00 per share of Common Stock).

In connection with the Business Combination, pursuant to the terms of a subscription agreement with an accredited investor (the “PIPE Investor”), the Company issued and sold to the PIPE Investor, in a private placement closed concurrently with the closing of the Business Combination, 1,500,000 shares of Common Stock at $10.00 per share, for an aggregate purchase price of $15,000,000 to be used by the Company following the consummation of the Business Combination.

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Common Stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively, on May 1, 2025.

Further information regarding the Business Combination and the Company is set forth in (i) the Company’s proxy statement/prospectus filed with the SEC on February 7, 2025 (the “Proxy Statement/Prospectus”) and (ii) the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2025.

Except as otherwise expressly provided below, this report does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

Results of Operations

We have neither engaged in any operations nor generated any revenues as of March 31, 2025. Our only activities from inception through March 31, 2025 were organizational activities and activities necessary to complete a Business Combination, which consummated on April 30, 2025. Following the Business Combination, we will incur expenses as a result of being a public company. Such expenses are expected to increase relating to legal, financial reporting, accounting and auditing compliance efforts as the Company transitions to being a publicly traded company.

For the three months ended March 31, 2025, we had a net loss of $255, which consisted of franchise tax expense, and interest and penalties on unpaid franchise taxes incurred since the Company’s inception.

For the three months ended March 31, 2024, we had net loss of $247, which consisted of franchise tax expense, and interest and penalties on unpaid franchise taxes incurred since the Company’s inception.

Liquidity and Capital Resources

Prior to the Business Combination, the Company has no substantive operations, and the purpose of the Company is to facilitate the Business Combination. Although the Business Combination was completed on April 30, 2025, the Company does not believe the funds of the combined company will be sufficient to allow the company to continue as a going concern twelve months from the issuance date of these unaudited condensed consolidated financial statements. As such, this raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as reported within the accompanying unaudited condensed consolidated financial statements.

Contractual Obligations

As of March 31, 2025, we did not have any long-term debt, lease obligations or long-term liabilities as the Company’s only activities relate to the formation of the Company and facilitating the Business Combination, which was completed on April 30, 2025.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this report:

No.	Description of Exhibit
31.1

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 30, 2025	LIMINATUS PHARMA, INC.

	By:	/s/ Chris Kim
Name: Chris Kim
Title: Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)