Form 10-Q
period 2025-06-30
Liminatus Pharma, Inc.
filed 2025-10-06
CIK 1971387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Liminatus Pharma, Inc.
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
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 3, 2025, there were 27,064,633 shares of common stock outstanding.

LIMINATUS PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liminatus Pharma, Inc.

(Successor to Iris Parent Holding Corp.)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash	$1,338,222	$56,319
Loan receivable	—	3,668,500
Deferred transaction costs	—	1,401,323
Prepaid and other current assets	444,086	155,501
Total current assets	1,782,308	5,281,643
Non-current assets:
Due from related party, non-current	126,275	126,275
Property and equipment, net	198	941
Total non-current assets	126,473	127,216
Total assets	$1,908,781	$5,408,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$431,873	$1,483,253
Accrued interest, related parties	165,817	955,119
Accrued maintenance fee	—	360,000
Due to research and development partner	—	1,782,297
Due to related parties	170,553	195,253
Short-term debt, related parties	1,442,500	19,973,000
Deferred underwriting fee payable	500,000	—
Deferred underwriting fee - common stock payable	7,805,000	—
Total current liabilities	10,515,743	24,748,922
Warrant liability	200,450	—
Total liabilities	10,716,193	24,748,922

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding*	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,014,633 and 17,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively*	2,601	1,750
Additional paid-in capital	20,069,442	9,323,403
Accumulated deficit	(28,879,455)	(28,665,216)
Total stockholders’ deficit	(8,807,412)	(19,340,063)
Total liabilities and stockholders’ deficit	$1,908,781	$5,408,859

* Shares, preferred stock amount, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

(Successor to Iris Parent Holding Corp.)

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

General and administrative	$1,118,211	$195,084	$1,382,431	$291,461
Research and development	—	714,134	—	2,328,268
Total operating expenses	1,118,211	909,218	1,382,431	2,619,729
Loss from operations	(1,118,211)	(909,218)	(1,382,431)	(2,619,729)
Other income (expense):
Interest expense, related parties	(62,288)	(77,220)	(177,800)	(140,012)
Interest income	24,383	25,231	76,589	44,556
Forgiveness of unrelated vendor payables	2,142,297	—	2,142,297	—
Change in fair value of deferred underwriting fee - common stock payable	(756,000)	—	(756,000)	—
Change in the fair value of warrant liabilities	(116,894)	—	(116,894)	—
Total other income (expense), net	1,231,498	(51,989)	1,168,192	(95,456)
Net income (loss)	$113,287	$(961,207)	$(214,239)	$(2,715,185)

Weighted average shares outstanding, basic and diluted	23,301,178	17,500,000	20,400,589	17,500,000

Basic and diluted net income (loss) per share	$0.00	$(0.05)	$(0.01)	$(0.16)

* Shares and per share data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

(Successor to Iris Parent Holding Corp.)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	17,500,000	$1,750	$9,323,403	$(28,665,216)	$(19,340,063)
Net loss	—	—	—	(327,526)	(327,526)
Balance - March 31, 2025	17,500,000	1,750	9,323,403	(28,992,742)	(19,667,589)
Business combination with IRIS, net of transaction costs	114,633	11	190,379	—	190,390
Settlement of loans to Iris Acquisition Corp upon closing of the business combination	—	—	(4,443,500)	—	(4,443,500)
Issuance of common stock to Iris Acquisition Holdings, LLC	6,900,000	690	(690)	—	—
Issuance of common stock for the PIPE investment	1,500,000	150	14,999,850	—	15,000,000
Net income	—	—	—	113,287	113,287
Balance - June 30, 2025	26,014,633	$2,601	$20,069,442	$(28,879,455)	$(8,807,412)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	17,500,000	$1,750	$9,323,403	$(25,118,907)	$(15,793,754)
Net loss	—	—	—	(1,753,978)	(1,753,978)
Balance - March 31, 2024	17,500,000	$1,750	$9,323,403	$(26,872,885)	$(17,547,732)
Net loss	—	—	—	(961,207)	(961,207)
Balance - June 30, 2024	17,500,000	$1,750	$9,323,403	$(27,834,092)	$(18,508,939)

* Shares, preferred stock amount, common stock amount and additional paid - in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

(Successor to Iris Parent Holding Corp.)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(214,239)	$(2,715,185)
Forgiveness of unrelated vendor payables	(2,142,297)	—
Depreciation	743	—
Change in fair value of deferred underwriting fee - common stock payable	756,000	—
Change in the fair value of warrant liabilities	116,894	—
Changes in operating assets and liabilities
Advances for research and development	—	(241,938)
Due from related party, current	(3,427,000)	—
Prepaid and other current assets	43,442	(42,783)
Accounts payable and accrued expenses	(2,043,405)	(22,624)
Accrued interest, related parties	177,800	140,013
Accrued maintenance fee	(360,000)	360,000
Due to research and development partner	(1,782,297)	1,425,230
Due to related party	(101,500)	(7,000)
Net cash used in operating activities	(8,975,859)	(1,104,287)

Cash Flows from Investing Activities
Loans to Iris Acquisition Corp	(775,000)	(1,500,000)
Net cash used in investing activities	(775,000)	(1,500,000)

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock for PIPE investment	10,556,500	—
Payment of transaction costs	(2,563,738)	—
Proceeds from issuance of short-term debt, related party	4,340,000	2,240,000
Repayment of short-term debt, related party	(1,300,000)	—
Deferred transaction costs	—	(36,000)
Net cash provided by financing activities	11,032,762	2,204,000

Net change in cash	1,281,903	(400,287)

Cash, beginning of the period	56,319	434,385
Cash, end of the period	$1,338,222	$34,098

Non-cash investing and financing activities:
Liabilities assumed in connection with the Business Combination	$10,694,604	$—
Fair value of shares to be issued to underwriter on date of the Business Combination	$7,049,000	$—
Transaction costs incurred upon closing of the Business Combination	$1,518,381	$—
Settlement of loans to Iris Acquisition Corp upon closing of the Business Combination	$4,443,500	$—
Issuance of common stock to Iris Acquisition Holdings, LLC	$690	$—
Conversion of related party short-term debt into common stock	$14,797,901	$—
Non-cash conversion of amounts borrowed for PIPE Funds	$3,427,000	$—
Non-cash impact to APIC for the elimination of accrued interest on converted related party debt	$169,201	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMINATUS PHARMA, INC.

(SUCCESSOR TO IRIS PARENT HOLDING CORP.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Liminatus Pharma, Inc. (the “Company”), a Delaware corporation, is a pre-clinical stage biopharmaceutical company developing novel, immune-modulating cancer therapies. The Company’s candidate IBA101, is a humanized anti CD47 monoclonal antibody. The next generation CD47 checkpoint inhibitor’s initial indication is expected to be patients with advanced solid cancers including non-small cell lung cancer.

The Company is subject to the uncertainty of whether the Company’s intellectual property will develop into successful commercial products.

Business Combination

On November 30, 2022, Iris Acquisition Corp, a Delaware corporation (“Iris”), the Company, Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Merger Sub and SPAC Merger Sub entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

On March 4, 2025, Iris held a special meeting of stockholders. At the special meeting, Iris’s stockholders voted to approve the Business Combination and adopt the Business Combination Agreement, among other items. In connection with the special meeting, stockholders holding 59,844 Iris Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.74 per share, subject to adjustment for taxes payable from the trust account, for an aggregate redemption amount of $702,359. The redemptions were settled on April 30, 2025 upon the consummation of the Business Combination.

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

Upon the consummation of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, set the total number of authorized shares of capital to 501,000,000 shares, of which 500,000,000 were designated as common stock, $0.0001 par value per share, and 1,000,000 shares were designated as preferred stock, $0.0001 par value per share.

At the Closing Date, 7,014,633 shares of Iris Class A Shares automatically converted into shares of the Company’s common stock, on a one-for-one basis. Of the total 7,014,633 newly converted shares, 6,900,000 were issued to Iris Acquisition Holdings, LLC, the sponsor of Iris, and 114,633 were issued to Iris’ public stockholders in a noncash transaction.

At the Closing Date, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock in a private placement (the “PIPE Shares”) for the total consideration of $15,000,000 (the “PIPE Financing”). The PIPE Financing consisted of a cash and non-cash component. Under the cash component, the Company received gross proceeds of $10,556,500, of which $7,129,500 came directly from the PIPE investor and $3,427,000 were funded indirectly by the PIPE investor, through promissory notes between Prophase Sciences, LLC, a related party of the Company, and Liminatus. At the Closing Date, the $3,427,000 in related party debts between Prophase Sciences, LLC and Liminatus was ultimately converted into shares as part of the PIPE Financing. As part of the PIPE Financing, the gross proceeds satisfied principal and accrued interest totaling $3,316,756, which was ultimately converted into shares as part of the PIPE Financing.  The non-cash component of the PIPE Financing included the conversion of $4,443,500 in amounts borrowed from a consortium of related parties. The $4,443,500 borrowed from the related parties were used to fund an unsecured promissory note between Liminatus and Iris. At the Closing Date, the unsecured promissory note was settled and the $4,443,500 in related party debts were ultimately converted into shares of the Company in a noncash transaction.

At the Closing Date, 112,222,220 Liminatus’ member units converted into 17,500,000 shares of the Company’s common stock. Of the 17,500,000 shares of common stock, 4,000,000 were issued to Feelux Co, Ltd. as part of an agreement between the Company, Feelux Co, Ltd. and Car-Tcellkor, Inc. As part of the agreement, the outstanding principal and accrued interest on the Feelux and Car-Tcellkor bonds, totaling $11,481,146, and 9,999,999 member units of Liminatus were converted into 4,000,000 shares of the Company’s common stock. The remaining Liminatus member units were converted based on a conversion ratio of 0.1559 shares per member unit.

Upon consummation of the Business Combination, the Company assumed a total of $10,694,604 in liabilities from Iris. The Company incurred $1,518,381 in transaction costs associated with the closing of the Business Combination. The Company converted a total of $14,797,901 of related party debt and accrued interest, $3,316,756 from the PIPE investor and $11,481,146 from Feelux and Car-Tcellkor (as described above) into common stock. Additionally, a total of $169,201 in accrued interest on related party debts that were converted, as discussed above, was eliminated upon consummation of the Business Combination.

In addition, at the Closing Date, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. At the Closing Date, the shares were not issued to the underwriter and the Company recorded as a liability with a fair value of $7,049,000. As of June 30, 2025, the shares remained unissued and the value of the Company’s liability for the unissued shares is $7,805,000, recorded in Deferred underwriting fee – common stock payable on the accompanying unaudited condensed consolidated balance sheet. On July 1, 2025, the Company issued the shares to the underwriters.

Liminatus was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The determination was primarily based on Liminatus’ members prior to the Business Combination having a majority of the voting interests in the combined company, Liminatus’ ability to exert control over the majority of the board of directors of the combined company, Liminatus’ ability to maintain control of the board of directors on a go-forward basis, Liminatus’ senior management comprising the senior management of the combined company, and Liminatus’ operations prior to the Business Combination comprise the ongoing operations of the combined company. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Liminatus’ issuing stock for the net assets of Iris, accompanied by a recapitalization. The net assets of Iris were stated at fair value, with no goodwill or other intangible assets recorded.

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Common Stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively, on May 1, 2025.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Through June 30, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing.

As of June 30, 2025, the Company had $1,338,222 of cash in its bank accounts. As of June 30, 2025 and December 31, 2024, there was $1,442,500 and $19,973,000, respectively, of related party debts, which are included in Short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets.

The Company has an accumulated deficit of $28,879,455 as of June 30, 2025. The Company had a (loss) from operations and net loss of $(1,382,431) and $(214,239), respectively, for the six months ended June 30, 2025. The Company had a (loss) from operations and net income of $(1,118,211) and $113,287, respectively, for the three months ended June 30, 2025.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements—Going Concern, management has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans relating to the above include raising additional cash through equity and debt financings or other arrangements to fund operations. There can be no assurance that the Company will be able to raise adequate capital under acceptable terms, if at all. The sale of additional equity may dilute existing members and newly issued equity securities may contain senior rights and preferences compared to currently outstanding common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be reevaluated.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the FASB ASC and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2024 (the “Annual Financial Statements”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, its cash flows for the six months ended June 30, 2025 and 2024, and its changes in ’stockholders’ deficit for the three and six months ended June 30, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Emerging Growth Company Status

After the closing of the Business Combination, the Company has elected to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results may differ materially and adversely from these estimates. The Company is not aware of any significant estimates that required management to exercise significant judgment with the exception of the Company’s Warrant Liability.  If the underlying estimates and assumptions upon which the estimates are based change in the future, actual amounts may differ from those included in the Company’s unaudited condensed consolidated financial statements.

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the Company’s CODM uses net income/loss to measure the Company’s single segment’s performance and allocate resources. Further, the CODM reviews and utilizes functional expenses (general and administrative and research and development) to manage the Company’s operations. The Company’s general and administrative expenses for each of the three months ended June 30, 2025 and 2024 included $37,500 of compensation expenses related to the compensation agreement the Company has executed with its Chief Executive Officer. The Company’s general and administrative expenses for each of the six months ended June 30, 2025 and 2024 included $75,000 of compensation expenses related to the compensation agreement the Company has executed with its Chief Executive Officer. The remaining general and administrative expenses are related to legal and accounting-related expenses for contractors. The Company’s research and development expenses did not include any compensation-related expenses. Other segment items included in net income (loss) are interest expense, related parties and interest income which are reflected in the Company’s unaudited condensed consolidated statements of operations.

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which can exceed government insured limits.

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2025 and December 31, 2024.

Loan Receivable

The Company accounts for its loan receivable at amortized cost, net of expected credit losses. The Company provides reserves against its loan receivable balance for estimated credit losses, if any, that may result from a counterpary’s inability to pay based on the composition of the loan receivable, current economic conditions and, historical credit loss activity and future expected conditions and market trends (such as general economic conditions, other macroeconomic and microeconomic events, etc.). Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. Amounts deemed uncollectible are charged or written-off against the reserve. On April 30, 2025, in connection with the Business Combination, the loan receivable was eliminated in consolidation as Iris and Liminatus are now consolidated subsidiaries of the Company. As of December 31, 2024, no expected credit loss was recorded related to the loan receivable.

Research and Development Expenses

Research and development expenses consist of costs incurred by Targeted Diagnostics & Therapeutics, Inc. (“TDT”) who was performing the research and development activities for the Company in accordance with the license agreements with TDT and the annual fee paid to TDT and are recorded as research and development expenses as incurred (see Note 3).

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are accounted for in accordance with FASB ASC 820, Fair Value Measurements and Disclosures, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The fair value hierarchy requires an entity to maximize the use of observable inputs when measuring fair value and classifies those inputs into three levels:

Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the instrument’s anticipated life.

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgement. Accordingly, the degree of judgement exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the warrant liability reported in the Company’s unaudited condensed consolidated balance sheets represent a Level 3 instrument. See Note 8.

The carrying values reported in the Company’s unaudited condensed consolidated balance sheets for prepaid expenses and other current assets, due from related party, accounts payable and accrued expenses, accrued interest, short-term debt with related parties, due to related parties and its deferred underwriting fee payable are reasonable estimates of their fair values due to the short-term nature of these items.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2025, 6,900,000 of the Company’s Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the three and six months ended June 30, 2025, the Company had an unrealized loss on the change in fair value of the warrant liabilities of $116,894. During the three and six months ended June 30, 2024, the Company had no unrealized gain or loss on the change in fair value of the warrant liabilities.

Net income (loss) per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has one class of common stock.

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net income (loss) per share is computed by the net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined by using the treasury stock method. Dilutive common stock equivalents are comprised of 7,735,555 warrants. For all periods presented, there is no difference in the number of shares used to calculated basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive given that their exercise price is greater than that of the average market price of the Company’s common stock during the three and six months ended June 30, 2025.

A reconciliation of net income per share is as follows for the three months ended June 30, 2025:

Three Months Ended June 30, 2025
Undistributable income	113,287
Net income to ordinary shares	$113,287

Weighted average shares outstanding, basic and diluted	23,301,178

Basic and diluted net income per share	$0.00

A reconciliation of net loss per share is as follows for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Undistributable income	(214,239)
Net loss to ordinary shares	$(214,239)

Weighted average shares outstanding, basic and diluted	20,400,589

Basic and diluted net loss per share	$(0.01)

A reconciliation of net loss per share is as follows for the three months ended June 30, 2024:

Three Months Ended June 30, 2024
Undistributable income	(961,207)
Net loss to ordinary shares	$(961,207)

Weighted average shares outstanding, basic and diluted	17,500,000

Basic and diluted net loss per share	(0.05)

A reconciliation of net loss per share is as follows for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Undistributable income	(2,715,185)
Net loss to ordinary shares	$(2,715,185)

Weighted average shares outstanding, basic and diluted	17,500,000

Basic and diluted net loss per share	(0.16)

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

The Company recognizes accrued interest and penalties related to unrecognized tax positions as income tax expense. There were no unrecognized tax positions, and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. No unrecognized tax benefits were identified as of June 30, 2025 or December 31, 2024.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on January 1, 2025 and determined that the adoption does not have a material impact on these unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

On November 4, 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 3. License Agreements

CAR-T Products License

In June 2018, the Company entered into a license and development agreement with TDT (the “CAR-T License”), whereby the Company received an exclusive license to develop and commercialize chimeric antigen receptor (“CAR-T”) products and a non-exclusive license to develop and commercialize companion diagnostics used to monitor treatment with a CAR-T product (the “CAR-T Diagnostics”). Under the CAR-T License, the Company made an upfront payment recorded as research and development expenses in the year ended December 31, 2018 and funded all of the development costs for the CAR-T products and the CAR-T Diagnostics which began with an upfront payment made during the year ended December 31, 2018 of approximately $5,000,000, recorded as advances for research and development in the balance sheets. The Company amortizes the advances to research and development expenses in the unaudited condensed consolidated statements of operations as costs are incurred by TDT, based on annual budgets approved jointly by Liminatus and TDT. As of June 30, 2025 and December 31, 2024, all of the amounts funded have been utilized. The Company was also obligated to pay an approximately $500,000 annual maintenance fee for the license which is included in research and development expenses in the unaudited condensed consolidated statements of operations. Unpaid annual maintenance fees become short-term debt that bears interest of 1.5% per month on a compounded basis.

Prior to the completion of the Phase I and Phase II clinical trials for the CAR-T product, the Company was obligated to advance the funding for the Phase II and Phase III clinical trials, respectively, estimated at approximately $20,000,000 for each phase.

In addition to the funding for the CAR-T development, the Company was obligated to make four developmental and regulatory milestone payments for the first CAR-T product that was developed aggregating up to approximately $15,000,000. After the first four developmental and regulatory milestone payments were made, the Company was obligated to pay four developmental and regulatory milestones aggregating up to approximately $7,500,000 for each additional CAR-T product that was developed.

In further consideration of the license, the Company also agreed to pay a low double digit royalty rate (10% – 15%) based on annual net sales of CAR-T products or CAR-T Diagnostics on a country-by-country basis for the period from the first commercial sale of the CAR-T product or CAR-T Diagnostic until the CAR-T product or CAR-T Diagnostic’s patent expires in an individual country. Once the CAR-T product or CAR-T Diagnostic’s patent expires in an individual country, the Company agreed to pay a mid-single digit royalty rate (5% – 9%) based on annual net sales of CAR-T products and CAR-T Diagnostics on a country- by-country basis. Royalties were payable on a country-by-country basis for a period of ten years from the first commercial sale of the CAR-T product or CAR-T Diagnostic.

On August 11, 2024, the Company received notice from TDT, exercising its right to terminate the license and development agreement. Please refer to “Termination and Settlement of CAR-T Products and Vaccine Products Licenses from TDT” below for further details related the termination and settlement of the CAR-T Products and Vaccine Products Licenses from TDT.

Vaccine Products License

On April 10, 2020, the Company was assigned a license and development agreement with TDT (the “Vaccine License”), whereby the Company received an exclusive license to develop and commercialize vaccine products (the “Vaccine Products”) and a non-exclusive license to develop and commercialize companion diagnostics used to monitor treatment with a Vaccine Product (the “Vaccine Diagnostics”). Under the Vaccine License, the Company was responsible for all of the development costs for the Vaccine Products after the upfront payment of approximately $4,000,000, which was paid by Viral Gene, of which Chris Kim is also the CEO, to TDT. The Company was also obligated to pay an approximately $400,000 annual maintenance fee for the license which is included in research and development expenses in the Company’s unaudited condensed consolidated statements of operations. Unpaid annual maintenance fees will become short-term debt that bears interest of 1.5% per month on a compounded basis.

The Company amortizes the amounts due to research and development partner in the Company’s unaudited condensed consolidated balance sheets to research and development expenses in the unaudited condensed consolidated statements of operations as costs are incurred by TDT, based on annual budgets approved jointly by Liminatus and TDT.

In addition to the funding for the Vaccine Products development, the Company was obligated to make four developmental and regulatory milestone payments for the first Vaccine Product that was developed aggregating up to approximately $12,000,000. After the first four developmental and regulatory milestone payments are made, the Company was obligated to pay four developmental and regulatory milestones aggregating up to approximately $6,000,000 for each additional Vaccine Product that is developed. As of June 30, 2025 and December 31, 2024, all the amounts funded have been utilized.

In further consideration of the license, the Company also agreed pay a low double digit royalty rate (10% – 15%) based on annual net sales of Vaccine Products or Vaccine Diagnostics on a country-by-country basis for the period from the first commercial sale of the Vaccine Product or Vaccine Diagnostic until the Vaccine Product or Vaccine Diagnostic’s patent expires in an individual country. Once the Vaccine Product or Vaccine Diagnostic’s patent expires in an individual country, the Company agreed to pay a mid-single digit royalty rate (5% – 9%) based on annual net sales of Vaccine Products and Vaccine Diagnostics on a country- by-country basis. Royalties were payable on a country-by-country basis for a period of ten years from the first commercial sale of the Vaccine Product or Vaccine Diagnostic.

On August 11, 2024, the Company received notice from TDT, exercising its right to terminate the license and development agreement. Please refer to “Termination of CAR-T Products and Vaccine Products Licenses from TDT” below for further details.

Termination and Settlement of CAR-T Products and Vaccine Products Licenses from TDT

On August 11, 2024, the Company received notice from TDT, exercising its right to terminate the license and development agreement, dated June 10, 2018, between TDT and Liminatus. As of August 2024, the CAR-T License and Vaccine License have been terminated.

On June 16, 2025, the Company and TDT entered and executed a settlement agreement. Pursuant to the terms of the settlement agreement, the Company was released and discharged from all agreements, promises, suites, disputes, claims and demands, debts and amounts due to TDT. As of June 30, 2025, the Company reversed the amounts due to TDT and recognized a gain of $2,142,297, which is included in Forgiveness of unrelated vendor payables on the Company’s unaudited condensed consolidated statement of operations in accordance with ASC 450-30, Contingencies - Gain Contingencies.

As of June 30, 2025 and December 31, 2024, the Company owed $0 and $2,142,297, respectively, to TDT for research and development for the aggregate CAR-T Products and Vaccine Licenses, which is included in the due to research and development partner and accrued maintenance fees on the unaudited condensed consolidated balance sheets.

CD47 License

In October 2022, the Company was assigned a license and development agreement, as amended, with InnoBation (the “CD47 License”), whereby, effective March 31, 2023, the Company received an exclusive license to develop and commercialize products for the CD47 immune checkpoint inhibitor to treat solid cancers, and companion diagnostics used to monitor treatment with CD47 products (collectively, “CD47 Products”), from Curis Biotech Holdings LLC, the parent company of Valetudo, a related party of the Company, in exchange for 78,555,554 of Liminatus’ Class A member units. The license was recorded at Valetudo’s cost basis of zero, and the Company recorded an approximately $800,000 Class A membership interest with an offset to additional paid-in capital on the balance sheets. The Company is obligated to pay all development costs for CD47 Products.

The Company has not paid and does not owe any license fees, management fees, developmental or regulatory milestone payments or royalty payments under the CD47 License through June of 2025.

Note 4. Related Party Transactions

Related Party Debt

Feelux Bonds

On September 15, 2018, the Company issued $10,000,000 of bonds to Feelux Co., Ltd., the parent company of Car-Tcellkor, Inc. (“Car-Tcellkor”) (see below), the only holder of Liminatus’ Class A member units (the “Feelux Bonds”). The bonds bear interest at 1% per annum, compounded annually, and were due on October 30, 2021.

In connection with the issuance of the Feelux Bonds, Liminatus issued 6,666,666 equity-classified warrants to purchase member units at a price of $1.50 per unit, which expired on June 30, 2023. The fair value of the warrants to purchase member units of approximately $6,400,000 was estimated using the option pricing framework on the issuance date. The Company’s assumptions included (a) its expected stock volatility of 82.0% based on the historical volatility of a publicly traded set of peer companies, (b) the contractual term of five years, (c) the risk-free interest rate of 2.9% based on the U.S. Treasury yield curve in effect at the time of grant of the award for a five-year contractual term and (d) no expected dividends.

The $10,000,000 of proceeds from the Feelux Bonds were allocated to the bonds and warrants using the relative fair value method resulting in a debt discount for the relative fair value of the warrants of $4,499,142 that was amortized to interest expense over the term of the Feelux Bonds using the effective interest method using an effective interest rate of 21.0%.

On April 30, 2025, upon consummation of the Business Combination, the outstanding principal and accrued interest on the Feelux Bonds, totaling $10,681,146, and 9,999,999 member units of Liminatus were converted into 4,000,000 shares of the Company’s common stock.

As of June 30, 2025 and December 31, 2024, the Feelux Bonds have a carrying amount of $0 and $10,000,000, respectively, and are included in short-term debt, related parties in the unaudited condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the related accrued interest of the Feelux Bonds was $0 and $646,124, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, the Company recorded $8,772 and $26,343, respectively, of interest expense in the unaudited condensed consolidated statements of operations for the Feelux Bonds. For the six months ended June 30, 2025 and 2024, the Company recorded $35,023 and $52,621, respectively, of interest expense in the unaudited condensed consolidated statements of operations for the Feelux Bonds.

Car-Tcellkor Loan

On May 18, 2019, the Company borrowed $800,000 from its parent at the time of the loan, Car- Tcellkor (the “Car-Tcellkor Loan”). The Car-Tcellkor Loan does not bear interest and was due on March 18, 2020. In November 2022, the maturity date was extended to May 18, 2023.

On April 30, 2025, upon consummation of the Business Combination, the outstanding principal of $800,000 was forgiven.

As of June 30, 2025 and December 31, 2024, the Car-Tcellkor Loan had a carrying amount of $0 and $800,000, respectively, and is recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5).

Valetudo Loans

On December 1, 2022, the Company borrowed $700,000 from Valetudo Therapeutics LLC (“Valetudo”), a related party of the Company due to having common executives, in conjunction with the repayment of $700,000 of membership interest from a member (the “Valetudo Loan”). The Valetudo Loan bears no interest and was due on June 1, 2023. On May 1, 2025, the Company paid the outstanding principal balance of $700,000.

In June 2023, the Company borrowed an additional $300,000 and $200,000 (the “Valetudo June 2023 Loans”). The Valetudo June 2023 Loans bear no interest and were due in December 2023. On May 1, 2025, the Company paid $300,000 of the outstanding principal balance on the Valetudo June 2023 Loans.

In July 2023, the Company borrowed an additional $250,000 (the “Valetudo July 2023 Loan”). The Valetudo July 2023 Loan bears interest at 6% per annum and was due on January 9, 2024.

In August 2023, the Company borrowed an additional $250,000 and $150,000 (the “Valetudo August 2023 Loans”). The Valetudo August 2023 Loans each bear interest at 6% interest per annum and were due on January 31, 2024 and February 2, 2024, respectively. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $400,000, along with accrued interest, of the Valetudo August 2023 Loans was converted into common stock of the Company.

In November 2023, the Company borrowed an additional $200,000 (the “Valetudo November 2023 Loan”). The Valetudo November 2023 Loan bears interest at 6% per annum and was due on January 26, 2024. On April 30, 2025, upon consummation of the Business Combination, the outstanding principal of $200,000, along with accrued interest, on the Valetudo November 2023 Loan was converted into common stock of the Company.

In January 2024, the Company borrowed an additional $600,000 and $150,000 (the “Valetudo January 2024 Loans”). The Valetudo January 2024 Loans each bear interest at 6% per annum and were due on February 28, 2024. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $750,000, along with accrued interest, of the Valetudo August 2023 Loans was converted into common stock of the Company.

As of June 30, 2025 and 2024, the loans from Valetudo of $450,000 and $2,800,000, respectively, are recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5). As of June 30, 2025 and December 31, 2024, the related accrued interest of the loans from Valetudo was $105,642 and $115,017, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, interest expense related to the Valetudo loans was $10,542 and $24,267, respectively. For the six months ended June 30, 2025 and 2024, interest expense related to the Valetudo loans was $34,542 and $47,483, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Ewon Loans

On December 12, 2022, the Company borrowed $5,000,000 from Ewon Comfortech Co., Ltd. (“Ewon”), a member and related party of the Company (the “Ewon Loan”). The Ewon Loan bears interest at 2% per annum and was due on December 12, 2023, which may be extended one year upon mutual agreement of the parties, or upon failure to close the Business Combination. In February 2023, the Company repaid $1,000,000 of the short-term loan. In March 2023, the Company repaid an additional $2,000,000 of the loan. On April 30, 2025, upon consummation of the Business Combination, $2,000,000, along with accrued interest, of the Ewon Loan was converted into common stock of the Company.

On September 10, 2023, the Company entered into a loan agreement to borrow $200,000 from Ewon (“Ewon September 2023 Loan”). The Ewon September 2023 Loan bears interest of 2% per annum and was due on September 9, 2024, which may be extended one year upon mutual agreement of the parties, or upon failure to close the Business Combination. On April 30, 2025, upon consummation of the Business Combination, $200,000, along with accrued interest, of the Ewon September 2023 Loan was converted into common stock of the Company.

On December 19, 2023, the Company and Ewon entered into an additional loan agreement and the Company borrowed $1,000,000 (the “Ewon December 2023 Loan”). The Ewon December 2023 Loan bears no interest. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $1,000,000, along with accrued interest, of the Ewon December 2023 Loan was converted into common stock of the Company.

As of June 30, 2025 and December 31, 2024, the balance of $0 and $3,200,000 of the Ewon loans is recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5). As of June 30, 2025 and December 31, 2024, the related accrued interest of the loans from Ewon was $ 0 and $102,089, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, interest expense related to the Ewon loans was $3,667 and $11,122, respectively. For the six months ended June 30, 2025 and 2024, interest expense related to the Ewon loans was $14,667 and $22,244, respectively.

Prophase Loans

On February 26, 2024, the Company borrowed an additional $200,000 from Prophase Sciences LLC (“Prophase”) (the “Prophase February 2024 Loan”). The loan bears 6% interest per annum and was due on June 1, 2024, which may be extended to the second anniversary upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, $168,500, along with accrued interest, of the Prophase February 2024 Loan was converted into common stock of the Company.

On March 6, 2024, the Company borrowed an additional $250,000 from Prophase (the “Prophase March 2024 Loan”). The loan bears 6% interest per annum and was due on June 1, 2024, which may be extended to the second anniversary upon mutual agreement of the parties.

On April 1, 2024, the Company borrowed an additional $250,000 from Prophase (the “Prophase April 2024 Loan”). The loan bears 6% interest per annum and was due on June 1, 2024, which may be extended to the second anniversary upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, the outstanding principal of $250,000, along with accrued interest, on the Prophase April 2024 Loan was converted into common stock of the Company.

In May 2024, the Company borrowed an additional $790,000 from Prophase (the “Prophase May 2024 Loans”). The loans bear 6% interest per annum. Of the aggregate $790,000 Prophase May 2024 Loans, $270,000 was due on June 1, 2024 and $520,000 was due on July 1, 2024, all of which may be extended to the second anniversary upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $550,000, along with accrued interest of the Prophase May 2024 Loans was converted into common stock of the Company.

In July 2024, the Company borrowed an additional $83,000 from Prophase (the “Prophase July 2024 Loans”). The loans bear 6% interest per annum. Of the aggregate $83,000 Prophase July 2024 Loans, $30,000 was due on September 14, 2024, $3,000 was due on September 24, 2024 and $50,000 was due on September 29, 2024, all of which may be extended to the second anniversary upon mutual agreement of the parties.

In August 2024, the Company borrowed an additional $50,000 from Prophase (the “Prophase August 2024 Loans”). The loans bear 6% interest per annum. Of the aggregate $50,000 Prophase August 2024 Loans, $30,000 was due on October 12, 2024 and $20,000 was due on October 13, 2024, all of which may be extended to the second anniversary upon mutual agreement of the parties.

In February of 2025, the Company borrowed an additional $206,000 from Prophase (the “Prophase February 2025 Loan”). The Prophase February 2025 Loan bears interest at 6% per annum and is due on April 11, 2025, which may be extended upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $125,000, along with accrued interest, on the Prophase February 2025 Loan was converted into common stock of the Company.

In March of 2025, the Company borrowed $207,000 from Prophase (the “Prophase March 2025 Loan”). The Prophase March 2025 Loan bears interest at 6% per annum and is due on June 6, 2025, which may be extended upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $200,000, along with accrued interest, on the Prophase March 2025 Loan was converted into common stock of the Company.

In April of 2025, the Company borrowed an additional $3,627,000 from Prophase (the “Prophase April 2025 Loans”). The loans bear 6% interest per annum. Of the aggregate $3,627,000 Prophase April 2025 Loans, $200,000 was due on May 2, 2025, $1,920,120 was due on May 13, 2025 and $1,506,880 was due on May 14, 2025. On April 30, 2025, upon consummation of the Business Combination, the outstanding principal of $3,627,000, along with accrued interest, on the Prophase April 2025 Loans was converted into common stock of the Company.

As of June 30, 2025 and December 31, 2024, the balance of the Prophase loans is $742,500 and $1,623,000, respectively. As of June 30, 2025 and December 31, 2024, the related accrued interest of the loans from Prophase was $56,513 and $66,728, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, interest expense related to the Prophase Loans was $27,516 and $29,230, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Hana Loans

On August 1, 2024, the Company borrowed $850,000 from Hana Immunotherapeutics, LLC (“Hana”), a related party of the Company due to having common executives (the “Hana Loans”). The Hana Loans bear interest at 6% per annum and were due on September 30, 2024 and October 26, 2024, which may be extended upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $800,000, along with accrued interest, of the Hana Loans was converted into common stock of the Company.

As of June 30, 2025 and December 31, 2024, the balance of the Hana Loans is $50,000 and $850,000, respectively. As of June 30, 2025 and December 31, 2024, the related accrued interest of the loans from Hana was $508 and $19,150, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, interest expense related to the Hana Loans was $4,758 and $0, respectively. For the six months ended June 30, 2025 and 2024, interest expense related to the Hana Loans was $17,508 and $0, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Amantes Loans

On November 1, 2024, the Company borrowed $400,000 from Amantes LLC (“Amantes”), a related party of the Company due to having common executives, pursuant to a loan agreement between the Company and Amantes (the “Amantes Loan”). On November 27, 2024, the Company borrowed an additional $300,000 from Amantes (the “Additional Amantes Loan”) (together with the Amantes Loan, the “Amantes November 2024 Loans”). The Amantes November 2024 Loans bear interest at 6% per annum and are due on January 1, 2025. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $550,000, along with accrued interest, on the Amantes November 2024 Loans was converted into common stock of the Company.

On January 2, 2025 and January 23, 2025, the Company borrowed a total of $300,000 from Amantes, pursuant to loan agreements between the Company and Amantes (the “Amantes January 2025 Loans”). The Amantes January 2025 Loans bear interest at 6% per annum and are due on March 1, 2025 and March 22, 2025, respectively, which may be extended upon mutual agreement of the parties.

On April 30, 2025, upon consummation of the Business Combination, the outstanding principal of $250,000, along with accrued interest, on the Amantes January 2025 Loans was converted into common stock of the Company.

As of June 30, 2025 and December 31, 2024, the balance of the Amantes Loans is $200,000 and $700,000, respectively. As of June 30, 2025 and December 31, 2024, the related accrued interest of the loans from Amantes was $2,842 and $5,700, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, interest expense related to the Amantes Loans was $7,033 and $0, respectively. For the three months ended June 30, 2025 and 2024, interest expense related to the Amantes Loans was $21,758 and $0, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company has $172,753 due to the CEO of the Company for compensation under his employment agreement.

Viral Gene

As of June 30, 2025 and December 31, 2024, the Company has $126,275 due from Viral Gene included in due from related party in the unaudited condensed consolidated balance sheets for a loan to Viral Gene and expenses paid on behalf of Viral Gene. The Company’s CEO is also the CEO of Viral Gene. The loan does not bear any interest.

Note 5. Debt

Outstanding debt classified as short-term debt as of June 30, 2025 and December 31, 2024 consisted of the following:

		June 30, 2025	December 31, 2024
Feelux Bonds	Short-term debt, net, related parties	$—	$10,000,000
Car-Tcellkor Loan	Short-term debt, net, related parties	—	800,000
Ewon Loan	Short-term debt, net, related parties	—	2,000,000
Valetudo Loan	Short-term debt, net, related parties	—	700,000
Valetudo June 2023 Loans	Short-term debt, net, related parties	200,000	500,000
Valetudo July 2023 Loan	Short-term debt, net, related parties	250,000	250,000
Valetudo August 2023 Loans	Short-term debt, net, related parties	—	400,000
Ewon September 2023 Loan	Short-term debt, net, related parties	—	200,000
Valetudo November 2023 Loan	Short-term debt, net, related parties	—	200,000
Ewon December 2023 Loan	Short-term debt, net, related parties	—	1,000,000
Valetudo January 2024 Loans	Short-term debt, net, related parties	—	750,000
Prophase February 2024 Loan	Short-term debt, net, related parties	31,500	200,000
Prophase March 2024 Loan	Short-term debt, net, related parties	250,000	250,000
Prophase April 2024 Loan	Short-term debt, net, related parties	—	250,000
Prophase May 2024 Loans	Short-term debt, net, related parties	240,000	790,000
Prophase July 2024 Loans	Short-term debt, net, related parties	83,000	83,000
Prophase August 2024 Loans	Short-term debt, net, related parties	50,000	50,000
Hana August 2024 Loans	Short-term debt, net, related parties	50,000	850,000
Amantes November 2024 Loans	Short-term debt, net, related parties	150,000	700,000
Amantes January 2025 Loans	Short-term debt, net, related parties	50,000	—
Prophase February 2025 Loan	Short-term debt, net, related parties	81,000	—
Prophase March 2025 Loan	Short-term debt, net, related parties	7,000	—

Short-term debt, related parties		$1,442,500	$19,973,000

As of June 30, 2025 and December 31, 2024, the Company’s outstanding debt agreements are all past due and are classified as current in the accompanying unaudited condensed consolidated balance sheets. All of the loans are with related parties (see Note 4).

As the Company’s loans are with related parties, the Company and its related parties have mutually agreed to defer repayment until a time that is mutually agreed upon between the Company and its related parties. Accordingly, none of these notes are considered to be in default.

Note 6. Stockholders’ Equity

In connection with the Business Company, the Company’s certificate of incorporation were amended and restated to designate two classes of stock; preferred and common stock. The certificate of incorporation authorized 1,000,000 shares of preferred stock and 500,000,000 shares of common stock

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights shall be stated and expressed in such resolutions. There were zero preferred shares outstanding as of June 30, 2025 and December 31, 2024.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 26,014,633 and 17,500,000 shares of common stock issued and outstanding, respectively.

Holders of the Company’s common stock are entitled to one vote for each share held of record, on all matters submitted to a vote of stockholders. Additionally, holders of common stock have dividend rights, in the event of a declared dividend declared by the Company’s Board of Directors, and liquidation rights, in the event of an involuntary or voluntary event of liquidation that allow for the Company’s common stockholders to receive all remaining assets of the Company, after payments of debts and other liabilities.

Warrants

As of June 30, 2025, 6,900,000 Public Warrants and 835,555 private placement warrants (together, the “Warrants”) were outstanding. Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part at a price of $0.01 per Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis.

Note 7. Commitments and Contingencies

Legal proceedings

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Underwriting Agreement

Prior to the Business Combination in connection with its initial public offering, Iris entered into an underwriting agreement with Cantor was engaged as the underwriters to Iris’ IPO. Cantor was entitled to an underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of an initial business combination.

On October 11, 2023, Iris executed a fee reduction agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event the Business Combination was consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount shall be payable by the Iris to the underwriters in $1,000,000 cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. The share price is subject to adjustment based on the five day volume-weighted average price prior to the filing of a resale registration statement covering such shares. As of April 30, 2025, Iris and Parent amended the fee reduction agreement with the underwriters to limit the total number of shares of common stock issuable to the underwriters to 1,750,000. Upon the consummation of the Business Combination, $9,160,000 in deferred underwriting fees were settled, of which $7,000,000 will be settled in common shares of the combined company, $500,000 was settled in cash and $1,660,000 was waived and no longer payable. The remaining $500,000 will be settled upon the earlier of the consummation of the combined company’s next share offering, or in six months from the closing date of the Business Combination. As of June 30, 2025, the deferred underwriting fee payable was $500,000, which is included in Deferred underwriting fee payable in the Company’s condensed consolidated balance sheets.

On April 30, 2025, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. As of June 30, 2025, the shares remained unissued and the value of the Company’s liability for the unissued shares is $7,805,000, recorded in Deferred underwriting fee – common stock payable on the accompanying unaudited condensed consolidated balance sheet. On July 1, 2025, the Company issued the shares to the underwriters.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

Description	Level	June 30, 2025	December 31, 2024
Assets:		$—	$—
Liabilities:
Warrant liability	3	$200,450	$—

Warrant Liability

Upon closing of the Merger, Iris' public and private placement warrants were converted into warrants of the Company, which entitle the holders to purchase one share of the Company's common stock. The Company’s private placement warrants meet the requirements for liability classification. The fair value of the warrant liabilities were determined using observable data points, such as the fair value of the public warrants as of June 30, 2025 and December 31, 2024. The Company further considered specific unobservable inputs, such as the probability and timing of events and the expected equity value of the underlying shares.

The changes in fair value of Level 3 financial assets and liabilities for the six months ended June 30, 2025 are as follows:

Warrant liability
Fair value as of January 1, 2025	$—
Initial measurement at the Closing Date	83,556
Change in fair value	116,894
Fair value as of June 30, 2025	$200,450

Note 9. Subsequent Events

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

On July 1, 2025, the Company issued 700,000 shares of its common stock to the underwriters to satisfy the settlement of Iris’ liabilities for $7,000,000 of the deferred underwriting fees.

On July 10, 2025, the board of directors (the “Board”) of the Company increased the size of the Board to six (6) members and appointed Philip Lemons and Richard Baek as directors of the Company, effective immediately.

On July 16, 2025, the Company entered into a settlement and release agreement with Alta Partners (“Alta”), pursuant to which the Company agreed to issue 350,000 shares of its common stock to Alta in exchange for the surrender and cancellation of 1,000,000 warrants to purchase shares of common stock held by Alta.

On August 22, 2025, the Company received a notice from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) due to the delay in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2025. The deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on Nasdaq under the symbol “LIMN”. Under the Nasdaq rules, the Company has 60 calendar days, or until October 21, 2025, to submit a plan to regain compliance and if the plan is accepted, Nasdaq can grant an exception of up to 180 calendar days from the filing’s due date, or until February 16, 2026, to regain compliance. If the compliance plan is not accepted, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q (this “Quarterly Report”) covers (a) a period prior to the closing of the Business Combination (as defined below) and (b) a period subsequent to the closing of the Business Combination. References in this report to “we,” “us,” “our” or the “Company” refer to Liminatus Pharma, Inc. (successor to Iris Parent Holding Corp.) and its subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

The Company is a pre-clinical stage biopharmaceutical company developing novel, immune-modulating cancer therapies. The Company’s candidate IBA101, is a humanized anti CD47 monoclonal antibody. The next generation CD47 checkpoint inhibitor’s initial indication is expected to be patients with advanced solid cancers including non-small cell lung cancer.

The Company is subject to the uncertainty of whether the Company’s intellectual property will develop into successful commercial products.

Business Combination

On November 30, 2022, Iris Acquisition Corp, a Delaware corporation (“Iris”), the Company, Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Merger Sub and SPAC Merger Sub entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

On March 4, 2025, Iris held a special meeting of stockholders. At the special meeting, Iris’s stockholders voted to approve the Business Combination and adopt the Business Combination Agreement, among other items. In connection with the special meeting, stockholders holding 59,844 Iris Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.74 per share, subject to adjustment for taxes payable from the trust account, for an aggregate redemption amount of $702,359. The redemptions were settled on April 30, 2025 upon the consummation of the Business Combination.

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

Upon the consummation of the Business Combination, the Company’s certificate of incorporation was amended and restated to, among other things, set the total number of authorized shares of capital to 501,000,000 shares, of which 500,000,000 were designated as common stock, $0.0001 par value per share, and 1,000,000 shares were designated as preferred stock, $0.0001 par value per share.

At the Closing Date, 7,014,633 shares of Iris Class A Shares automatically converted into shares of the Company’s common stock, on a one-for-one basis. Of the total 7,014,633 newly converted shares, 6,900,000 were issued to Iris Acquisition Holdings, LLC, the sponsor of Iris and 114,633 were issued to Iris' public stockholders in a noncash transaction.

At the Closing Date, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock in a private placement (the “PIPE Shares”) for the total consideration of $15,000,000 (the “PIPE Financing”). The PIPE Financing consisted of a cash and non - cash component. Under the cash component, the Company received gross proceeds of $10,556,500, of which $7,129,500 came directly from the PIPE investor and $3,427,000 were funded indirectly by the PIPE investor, through promissory notes between Prophase Sciences, LLC, a related party of the Company, and Liminatus. At the Closing Date, the $3,427,000 in related party debts between Prophase Sciences, LLC and Liminatus was ultimately converted into shares as part of the PIPE Financing. As part of the PIPE Financing, the gross proceeds satisfied principal and accrued interest totaling $3,316,756, which was ultimately converted into shares as part of the PIPE Financing. The non - cash component of the PIPE Financing included the conversion of $4,443,500 in amounts borrowed from a consortium of related parties. The $4,443,500 borrowed from the related parties were used to fund an unsecured promissory note between Liminatus and Iris. At the Closing Date, the unsecured promissory note was settled and the $4,443,500 in related party debts were ultimately converted into shares of the Company in a noncash transaction.

At the Closing Date, 112,222,220 Liminatus' member units converted into 17,500,000 shares of the Company's common stock. Of the 17,500,000 shares of common stock, 4,000,000 were issued to Feelux Co, Ltd. as part of an agreement between the Company, Feelux Co, Ltd. and Car - Tcellkor, Inc. As part of the agreement, the outstanding principal and accrued interest on the Feelux and Car - Tcellkor bonds, totaling $11,481,146, and 9,999,999 member units of Liminatus were converted into 4,000,000 shares of the Company's common stock. The remaining Liminatus member units were converted based on a conversion ratio of 0.1559 shares per member unit.

Upon consummation of the Business Combination, the Company assumed a total of $10,694,604 in liabilities from Iris. The Company incurred $1,518,381 in transaction costs associated with the closing of the Business Combination. The Company converted a total of $14,797,901 of related party debt and accrued interest, $3,316,756 from the PIPE investor and $11,481,146 from Feelux and Car - Tcellkor (as described above) into common stock. Additionally, a total of $169,201 in accrued interest on related party debts that were converted, as discussed above, was eliminated upon consummation of the Business Combination.

In addition, at the Closing Date, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. At the Closing Date, the shares were not issued to the underwriter and the Company recorded as a liability with a fair value of $7,049,000. As of June 30, 2025, the shares remained unissued and the value of the Company’s liability for the unissued shares is $7,805,000, recorded in Deferred underwriting fee – common stock payable on the accompanying unaudited condensed consolidated balance sheet. On July 1, 2025, the Company issued the shares to the underwriters.

Liminatus was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The determination was primarily based on Liminatus’ members prior to the Business Combination having a majority of the voting interests in the combined company, Liminatus’ ability to exert control over the majority of the board of directors of the combined company, Liminatus’ ability to maintain control of the board of directors on a go-forward basis, Liminatus’ senior management comprising the senior management of the combined company, and Liminatus’ operations prior to the Business Combination comprise the ongoing operations of the combined company.

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Liminatus’ issuing stock for the net assets of Iris, accompanied by a recapitalization. The net assets of Iris were stated at fair value, with no goodwill or other intangible assets recorded.

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Common Stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively, on May 1, 2025.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following is a comparative of our results of operations for the three months ended June 30, 2025 and 2024:

	For the three months ended June 30,
	2025	2024	Change	%
General and administrative	$1,118,211	$195,084	$923,127	473%
Research and development	—	714,134	(714,134)	-100%
Total operating expenses	1,118,211	909,218	208,993	23%
Loss from operations	(1,118,211)	(909,218)	(208,993)	23%
Other income (expense), net	1,231,498	(51,989)	1,283,487	-2469%
Net income (loss)	$113,287	$(961,207)	$1,074,494	-112%

Revenue

We did not generate revenue during either of the three months ended June 30, 2025 and 2024. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop successful commercial products with our intellectual property.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses increased by $923,127 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to increases in accounting and legal expenses incurred in connection with the Business Combination.

Research and Development Expenses

Research and development expenses consist of costs incurred by Targeted Diagnostics & Therapeutics, Inc. (“TDT”) who was performing the research and development activities for the Company in accordance with the license agreements with TDT and the annual fee paid to TDT. Research and development expenses decreased by $714,134 during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as a result of the termination of TDT’s license agreements on August 11, 2024.

Other Income (Expenses), net

The other income (expense), net decreased by $1,283,487 from $51,989 of other expense for the three months ended June 30, 2024 to $1,231,498 of other income for the three months ended June 30, 2025. During the three months ended June 30, 2025, the Company recognized other income of $2,142,297 related to the settlement of TDT’s payables and interest income on loans receivable with Iris of $24,383, offset by $62,288 of interest expense on related party promissory notes, an unrealized loss on the change in the fair value of deferred underwriting fee common stock payable of $756,000 and an unrealized loss on the change in fair value of the warrant liabilities of $116,894. In connection with the closing of the Business Combination on April 30, 2025, the loans receivable with Iris were terminated, thus no interest income is expected in future periods.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following is a comparative of our results of operations for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	Change	%
General and administrative	$1,382,431	$291,461	$1,090,970	374%
Research and development	—	2,328,268	(2,328,268)	-100%
Total operating expenses	1,382,431	2,619,729	(1,237,298)	-47%
Loss from operations	(1,382,431)	(2,619,729)	1,237,298	-47%
Other income (expense), net	1,168,192	(95,456)	1,263,648	-1324%
Net income (loss)	$(214,239)	$(2,715,185)	$2,500,946	-92%

Revenue

We did not generate revenue during either of the six months ended June 30, 2025 and 2024. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop successful commercial products with our intellectual property.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses increased by $1,090,027 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to increases in accounting and legal expenses incurred in connection with the Business Combination.

Research and Development Expenses

Research and development expenses consist of costs incurred by Targeted Diagnostics & Therapeutics, Inc. (“TDT”) who was performing the research and development activities for the Company in accordance with the license agreements with TDT and the annual fee paid to TDT. Research and development expenses decreased by $2,328,268 during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 as a result of the termination of TDT’s license agreements on August 11, 2024.

Other Income (Expenses), net

The other income (expense), net decreased by $1,263,648 from $95,456 of other expense for the six months ended June 30, 2024 to $1,168,192 of other income for the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company recognized other income of $2,142,297 related to the settlement of TDT’s payables and interest income on loans receivable with Iris of $76,589, offset by $177,800 of interest expense on related party promissory notes, an unrealized loss on the change in the fair value of deferred underwriting fee common stock payable of $756,000 and an unrealized loss on the change in fair value of the warrant liabilities of $116,894. In connection with the closing of the Business Combination on April 30, 2025, the loans receivable with Iris were terminated, thus no interest income is expected in future periods.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. Through June 30, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing.

As of June 30, 2025, the Company had $1,338,222 of cash in its bank accounts. As of June 30, 2025 and December 31, 2024, there was $1,442,500 and $19,973,000, respectively, of related party debts, which are included in Short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets.

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $28,879,455 as of June 30, 2025. The Company had a (loss) from operations and net (loss) of $(1,382,431) and $(214,239), respectively, for the six months ended June 30, 2025. The Company had a (loss) from operations and net income of $(1,118,211) and $113,287, respectively, for the three months ended June 30, 2025.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements—Going Concern, management has concluded that there is substantial doubt about its ability to continue as a going concern within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans relating to the above include raising additional cash through equity and debt financings or other arrangements to fund operations. There can be no assurance that the Company will be able to raise adequate capital under acceptable terms, if at all. The sale of additional equity may dilute existing members and newly issued equity securities may contain senior rights and preferences compared to currently outstanding common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be reevaluated.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024	Change	%
Net cash used in operating activities	$(8,975,859)	$(1,104,287)	$(7,871,572)	713%
Net cash used in investing activities	(775,000)	(1,500,000)	725,000	-48%
Net cash provided by financing activities	11,032,762	2,204,000	8,828,762	401%
Net change in cash	$1,281,903	$(400,287)	$1,682,190	-420%

Net cash used in operating activities for the six months ended June 30, 2025 increased by $7,871,572 as compared to the six months ended June 30, 2024. The increase in cash used in operating activities is primarily due to the payment of accounts payable of approximately $4,185,902, settlement of amounts due to related parties of $3,427,000, and the non-cash settlement of the TDT payables for the six months ended June 30, 2025 as compared to the same period in the prior year.

Net cash used in investing activities for the six months ended June 30, 2025 decreased by $725,000 as compared to the six months ended June 30, 2024. The decrease in cash used in investing activities is primarily to less issuances of loans to Iris prior to the Business Combination.

Net cash provided by financing activities for the six months ended June 30, 2025 increased by $8,792,762 as compared to the six months ended June 30, 2024. The increase in cash provided by financing activities is primarily due to gross proceeds received of $10,556,500 from the PIPE Financing, offset by $2,563,738 in payments for the transaction costs in connection with the Business Combination. Further, the Company had additional related party debt when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024 of $2,100,000, which is offset by payments of related party debt of $1,300,000 during the six months ended June 30, 2025. No such payments occurred during the six months ended June 30, 2024.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The actual results could materially differ from those estimates.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on January 1, 2025 and determined that the adoption does not have a material impact on these unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

On November 4, 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the “Exchange Act” as of June 30, 2025.

Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the quarter ended June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Management has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in a company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis. The Company identified material weaknesses in its internal controls related to the Company related to: (1) the lack of a formalized control environment and oversite of controls over financial reporting and (2) having inadequate segregation of duties due to the size of the Company’s staff.

After identifying the material weaknesses, we have commenced our remediation efforts by taking the following steps:

•	We are in the process of designing formal written policies and procedures regarding internal controls over financial reporting.
•	We are increasing communication with our personnel and third-party professionals with whom we consult regarding complex accounting applications.
•	We are evaluating the need for additional qualified personnel.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

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
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 3, 2025	LIMINATUS PHARMA, INC.

	By:	/s/ Chris Kim
Name: Chris Kim
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Dam
Name: Scott Dam
Title: Chief Financial Officer
(Principal Financial Officer)