Form 10-Q
period 2025-09-30
Liminatus Pharma, Inc.
filed 2025-11-14
CIK 1971387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, there were 27,064,633 shares of common stock outstanding.

LIMINATUS PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liminatus Pharma, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Current assets
Cash	$724,502	$56,319
Loan receivable	—	3,668,500
Deferred transaction costs	—	1,401,323
Prepaid and other current assets	478,868	155,501
Total current assets	1,203,370	5,281,643
Non-current assets:
Due from related party, non-current	126,275	126,275
Property and equipment, net	12,764	941
Total non-current assets	139,039	127,216
Total assets	$1,342,409	$5,408,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$559,171	$1,483,253
Accrued interest, related parties	184,869	955,119
Accrued maintenance fee	—	360,000
Due to research and development partner	—	1,782,297
Due to related parties	178,053	195,253
Short-term debt, related parties	1,442,500	19,973,000
Deferred underwriting fee payable	500,000	—
Total current liabilities	2,864,593	24,748,922
Warrant liability	123,579	—
Total liabilities	2,988,172	24,748,922

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding*	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 27,064,633 and 17,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively*	2,706	1,750
Additional paid-in capital	29,054,337	9,323,403
Accumulated deficit	(30,702,806)	(28,665,216)
Total stockholders’ deficit	(1,645,763)	(19,340,063)
Total liabilities and stockholders’ deficit	$1,342,409	$5,408,859

* Shares, preferred stock amount, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

General and administrative	$701,170	$186,081	$2,083,601	$477,542
Research and development	—	357,066	—	2,685,334
Total operating expenses	701,170	543,147	2,083,601	3,162,876
Loss from operations	(701,170)	(543,147)	(2,083,601)	(3,162,876)
Other income (expense):
Interest expense, related parties	(19,052)	(92,706)	(196,852)	(232,718)
Interest income	—	34,481	76,589	79,037
Forgiveness of unrelated vendor payables	—	—	2,142,297	—
Change in fair value of deferred underwriting fee - common stock payable	560,000	—	(196,000)	—
Change in the fair value of warrant liabilities	76,871	—	(40,023)	—
Loss on exchange of common stock for warrants	(1,740,000)	—	(1,740,000)	—
Total other income (expense), net	(1,122,181)	(58,225)	46,011	(153,681)
Net loss	$(1,823,351)	$(601,372)	$(2,037,590)	$(3,316,557)

Weighted average shares outstanding, basic and diluted*	27,007,568	17,500,000	22,637,742	17,500,000

Basic and diluted net income loss per share*	$(0.07)	$(0.03)	$(0.09)	$(0.19)

* Shares and per share data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024*	17,500,000	$1,750	$9,323,403	$(28,665,216)	$(19,340,063)
Net loss	—	—	—	(327,526)	(327,526)
Balance - March 31, 2025*	17,500,000	1,750	9,323,403	(28,992,742)	(19,667,589)
Business combination with IRIS, net of transaction costs	114,633	11	190,379	—	190,390
Settlement of loans to Iris Acquisition Corp upon closing of the business combination	—	—	(4,443,500)	—	(4,443,500)
Issuance of common stock to Iris Acquisition Holdings, LLC	6,900,000	690	(690)	—	—
Issuance of common stock for the PIPE investment	1,500,000	150	14,999,850	—	15,000,000
Net income	—	—	—	113,287	113,287
Balance - June 30, 2025	26,014,633	$2,601	$20,069,442	$(28,879,455)	$(8,807,412)
Issuance of common stock to underwriter	700,000	70	7,244,930	—	7,245,000
Issuance of common stock in connection with the surrendar of warrants	350,000	35	1,739,965	—	1,740,000
Net loss	—	—	—	(1,823,351)	(1,823,351)
Balance - September 30, 2025	27,064,633	$2,706	$29,054,337	$(30,702,806)	$(1,645,763)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023*	17,500,000	$1,750	$9,323,403	$(25,118,907)	$(15,793,754)
Net loss	—	—	—	(1,753,978)	(1,753,978)
Balance - March 31, 2024*	17,500,000	$1,750	$9,323,403	$(26,872,885)	$(17,547,732)
Net loss	—	—	—	(961,207)	(961,207)
Balance - June 30, 2024*	17,500,000	$1,750	$9,323,403	$(27,834,092)	$(18,508,939)
Net loss	—	—	—	(601,372)	(601,372)
Balance - September 30, 2024	17,500,000	$1,750	$9,323,403	$(28,435,464)	$(19,110,311)

* Shares, preferred stock amount, common stock amount and additional paid - in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,037,590)	$(3,316,557)
Forgiveness of unrelated vendor payables	(2,142,297)	—
Depreciation	1,285	—
Change in fair value of deferred underwriting fee - common stock payable	196,000	—
Change in the fair value of warrant liabilities	40,023	—
Issuance of common stock in connection with the surrendar of warrants	1,740,000	—
Changes in operating assets and liabilities
Due from related party, current	(3,427,000)	—
Prepaid and other current assets	8,660	(77,264)
Accounts payable and accrued expenses	(4,058,404)	(40,663)
Accrued interest, related parties	196,852	232,719
Accrued maintenance fee	—	360,000
Due to research and development partner	—	1,540,359
Due to related party	(94,000)	(9,000)
Net cash used in operating activities	(9,576,471)	(1,310,406)

Cash Flows from Investing Activities
Loans to Iris Acquisition Corp	(775,000)	(2,300,000)
Purchases of property and equipment	(13,108)	—
Net cash used in investing activities	(788,108)	(2,300,000)

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock for PIPE investment	10,556,500	—
Payment of transaction costs	(2,563,738)	—
Proceeds from issuance of short-term debt, related party	4,340,000	3,223,000
Repayment of short-term debt, related party	(1,300,000)	—
Net cash provided by financing activities	11,032,762	3,223,000

Net change in cash	668,183	(387,406)

Cash, beginning of the period	56,319	434,385
Cash, end of the period	$724,502	$46,979

Non-cash investing and financing activities:
Liabilities assumed in connection with the Business Combination	$10,694,604	$—
Fair value of shares to be issued to underwriter on date of the Business Combination	$7,049,000	$—
Transaction costs incurred upon closing of the Business Combination	$1,518,381	$—
Settlement of loans to Iris Acquisition Corp upon closing of the Business Combination	$4,443,500	$—
Issuance of common stock to Iris Acquisition Holdings, LLC	$690	$—
Conversion of related party short-term debt into common stock	$14,797,901	$—
Non-cash conversion of amounts borrowed for PIPE Funds	$3,427,000	$—
Non-cash impact to APIC for the elimination of accrued interest on converted related party debt	$169,201	$—
Issuance of common stock to underwriter	$7,245,000	$—
Deferred transaction costs in accounts payable	$—	$278,130

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

Business Combination

On November 30, 2022, Iris Acquisition Corp, a Delaware corporation (“Iris”), the Company, Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“SPAC Merger Sub”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

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

In addition, at the Closing Date, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. At the Closing Date, the shares were not issued to the underwriter and the Company recorded as a liability with a fair value of $7,049,000. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

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

Notices from Nasdaq

On August 22, 2025, the Company received a notice from the Nasdaq Listing Qualifications Department indicating that the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1) due to the delay in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2025. The deficiency letter had no immediate effect on the listing of the Company’s common stock, and its common stock continued to trade on Nasdaq under the symbol “LIMN”. Under the Nasdaq rules, the Company had 60 calendar days, or until October 21, 2025, to submit a plan to regain compliance and if the plan was accepted, Nasdaq can grant an exception of up to 180 calendar days from the filing’s due date, or until February 16, 2026, to regain compliance. If the compliance plan was not accepted, the Company had the opportunity to appeal that decision to a Nasdaq Hearings Panel. On October 6, 2025, the Company filed its Form 10-Q for the period ended June 30, 2025 and the matter was closed.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. Through September 30, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing.

As of September 30, 2025, the Company had $724,502 of cash in its bank accounts. As of September 30, 2025 and December 31, 2024, there was $1,442,500 and $19,973,000, respectively, of related party debts, which are included in Short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets.

The Company has an accumulated deficit of $30,702,806 as of September 30, 2025. The Company had a loss from operations and net loss of $(2,083,601) and $(2,037,590), respectively, for the nine months ended September 30, 2025. The Company had a loss from operations and net loss of $(701,170) and $(1,823,351), respectively, for the three months ended September 30, 2025.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements—Going Concern, management has concluded that there is substantial doubt about its ability to continue as a going concern for one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the FASB ASC and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements and should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2024 (the “Annual Financial Statements”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, its cash flows for the nine months ended September 30, 2025 and 2024, and its changes in ’stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any future period. The condensed consolidated balance sheet as of December 31, 2024 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

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

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the Company’s CODM uses net income/loss to measure the Company’s single segment’s performance and allocate resources. Further, the CODM reviews and utilizes functional expenses (general and administrative and research and development) to manage the Company’s operations. The Company’s general and administrative expenses for each of the three months ended September 30, 2025 and 2024 included $37,500 of compensation expenses related to the compensation agreement the Company has executed with its Chief Executive Officer. The Company’s general and administrative expenses for each of the nine months ended September 30, 2025 and 2024 included $112,500 of compensation expenses related to the compensation agreement the Company has executed with its Chief Executive Officer. The remaining general and administrative expenses are related to legal and accounting-related expenses for contractors. The Company’s research and development expenses did not include any compensation-related expenses. Other segment items included in net income (loss) are interest expense, related parties and interest income which are reflected in the Company’s unaudited condensed consolidated statements of operations.

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which can exceed government insured limits.

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2025 and December 31, 2024.

Loan Receivable

The Company accounts for its loan receivable at amortized cost, net of expected credit losses. The Company provides reserves against its loan receivable balance for estimated credit losses, if any, that may result from a counterparty’s inability to pay based on the composition of the loan receivable, current economic conditions and, historical credit loss activity and future expected conditions and market trends (such as general economic conditions, other macroeconomic and microeconomic events, etc.). Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. Amounts deemed uncollectible are charged or written-off against the reserve. On April 30, 2025, in connection with the Business Combination, the loan receivable was eliminated in consolidation as Iris and Liminatus are now consolidated subsidiaries of the Company. As of December 31, 2024, no expected credit loss was recorded related to the loan receivable.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2025, 5,900,000 of the Company’s Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the three months ended September 30, 2025, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $76,871. During the nine months ended September 30, 2025, the Company had an unrealized loss on the change in fair value of the warrant liabilities of $40,023. During the three and nine months ended September 30, 2024, the Company had no unrealized gain or loss on the change in fair value of the warrant liabilities.

Net loss per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has one class of common stock.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined by using the treasury stock method. Dilutive common stock equivalents are comprised of 6,735,555 warrants. For all periods presented, there is no difference in the number of shares used to calculated basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive given that their exercise price is greater than that of the average market price of the Company’s common stock during the three and nine months ended September 30, 2025.

Leases

The Company recognizes its leases in accordance with ASC Topic 842, Leases (“ASC 842”). Under ASC 842, lessees are required to recognize all qualified operating leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

The Company has leased office space for a fixed period of 10 months. In accordance with ASC 842, a short-term lease is defined as a lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise. The short-term lease election can only be made at the commencement date.

A lessee that makes this accounting policy election does not recognize a lease liability or right-of-use asset on its balance sheet. Instead, the lessee recognizes lease payments on a straight-line basis over the lease term.

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

The Company recognizes accrued interest and penalties related to unrecognized tax positions as income tax expense. There were no unrecognized tax positions, and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. No unrecognized tax benefits were identified as of September 30, 2025 or December 31, 2024.

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

Note 3. License Agreements

CAR-T Products License

In June 2018, the Company entered into a license and development agreement with TDT (the “CAR-T License”), whereby the Company received an exclusive license to develop and commercialize chimeric antigen receptor (“CAR-T”) products and a non-exclusive license to develop and commercialize companion diagnostics used to monitor treatment with a CAR-T product (the “CAR-T Diagnostics”). Under the CAR-T License, the Company made an upfront payment recorded as research and development expenses in the year ended December 31, 2018 and funded all of the development costs for the CAR-T products and the CAR-T Diagnostics which began with an upfront payment made during the year ended December 31, 2018 of approximately $5,000,000, recorded as advances for research and development in the balance sheets. The Company amortizes the advances to research and development expenses in the unaudited condensed consolidated statements of operations as costs are incurred by TDT, based on annual budgets approved jointly by Liminatus and TDT. As of September 30, 2025 and December 31, 2024, all of the amounts funded have been utilized. The Company was also obligated to pay an approximately $500,000 annual maintenance fee for the license which is included in research and development expenses in the unaudited condensed consolidated statements of operations. Unpaid annual maintenance fees become short-term debt that bears interest of 1.5% per month on a compounded basis.

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

Vaccine Products License

On April 10, 2020, the Company was assigned a license and development agreement with TDT (the “Vaccine License”), whereby the Company received an exclusive license to develop and commercialize vaccine products (the “Vaccine Products”) and a non-exclusive license to develop and commercialize companion diagnostics used to monitor treatment with a Vaccine Product (the “Vaccine Diagnostics”). Under the Vaccine License, the Company was responsible for all of the development costs for the Vaccine Products after the upfront payment of approximately $4,000,000, which was paid by Viral Gene, Inc (“Viral Gene”), of which Chris Kim is also the CEO, to TDT. The Company was also obligated to pay an approximately $400,000 annual maintenance fee for the license which is included in research and development expenses in the Company’s unaudited condensed consolidated statements of operations. Unpaid annual maintenance fees will become short-term debt that bears interest of 1.5% per month on a compounded basis.

The Company amortizes the amounts due to research and development partner in the Company’s unaudited condensed consolidated balance sheets to research and development expenses in the unaudited condensed consolidated statements of operations as costs are incurred by TDT, based on annual budgets approved jointly by Liminatus and TDT.

In addition to the funding for the Vaccine Products development, the Company was obligated to make four developmental and regulatory milestone payments for the first Vaccine Product that was developed aggregating up to approximately $12,000,000. After the first four developmental and regulatory milestone payments are made, the Company was obligated to pay four developmental and regulatory milestones aggregating up to approximately $6,000,000 for each additional Vaccine Product that is developed. As of September 30, 2025 and December 31, 2024, all the amounts funded have been utilized.

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

On June 16, 2025, the Company and TDT entered and executed a settlement agreement. Pursuant to the terms of the settlement agreement, the Company was released and discharged from all agreements, promises, suites, disputes, claims and demands, debts and amounts due to TDT. As of September 30, 2025, the Company reversed the amounts due to TDT and recognized a gain of $2,142,297, which is included in Forgiveness of unrelated vendor payables on the Company’s unaudited condensed consolidated statement of operations in accordance with ASC 450-30, Contingencies - Gain Contingencies.

As of September 30, 2025 and December 31, 2024, the Company owed $0 and $2,142,297, respectively, to TDT for research and development for the aggregate CAR-T Products and Vaccine Licenses, which is included in the due to research and development partner and accrued maintenance fees on the unaudited condensed consolidated balance sheets.

CD47 License

In October 2022, the Company was assigned a license and development agreement, as amended, with InnoBation Bio Co., Ltd. (the “CD47 License”), whereby, effective March 31, 2023, the Company received an exclusive license to develop and commercialize products for the CD47 immune checkpoint inhibitor to treat solid cancers, and companion diagnostics used to monitor treatment with CD47 products (collectively, “CD47 Products”), from Curis Biotech Holdings LLC, the parent company of Valetudo, a related party of the Company, in exchange for 78,555,554 of Liminatus’ Class A member units. The license was recorded at Valetudo’s cost basis of zero, and the Company recorded an approximately $800,000 Class A membership interest with an offset to additional paid-in capital on the balance sheets. The Company is obligated to pay all development costs for CD47 Products.

The Company has not paid and does not owe any license fees, management fees, developmental or regulatory milestone payments or royalty payments under the CD47 License through September of 2025.

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

As of September 30, 2025 and December 31, 2024, the Feelux Bonds have a carrying amount of $0 and $10,000,000, respectively, and are included in short-term debt, related parties in the unaudited condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the related accrued interest of the Feelux Bonds was $0 and $646,124, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, the Company recorded $0 and $26,633, respectively, of interest expense in the unaudited condensed consolidated statements of operations for the Feelux Bonds. For the nine months ended September 30, 2025 and 2024, the Company recorded $35,023 and $79,254, respectively, of interest expense in the unaudited condensed consolidated statements of operations for the Feelux Bonds.

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

As of September 30, 2025 and December 31, 2024, the Car-Tcellkor Loan had a carrying amount of $0 and $800,000, respectively, and is recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5).

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

As of September 30, 2025 and 2024, the loans from Valetudo of $450,000 and $2,800,000, respectively, are recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5). As of September 30, 2025 and December 31, 2024, the related accrued interest of the loans from Valetudo was $109,475 and $115,017, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, interest expense related to the Valetudo loans was $3,833 and $24,533, respectively. For the nine months ended September 30, 2025 and 2024, interest expense related to the Valetudo loans was $38,375 and $72,016, respectively.

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

As of September 30, 2025 and December 31, 2024, the balance of $0 and $3,200,000 of the Ewon loans is recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5). As of September 30, 2025 and December 31, 2024, the related accrued interest of the loans from Ewon was $0 and $102,089, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, interest expense related to the Ewon loans was $0 and $11,244, respectively. For the nine months ended September 30, 2025 and 2024, interest expense related to the Ewon loans was $14,667 and $33,489, respectively.

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

In February of 2025, the Company borrowed an additional $206,000 from Prophase (the “Prophase February 2025 Loan”). The Prophase February 2025 Loan bears interest at 6% per annum and was due on April 11, 2025, which may be extended upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $125,000, along with accrued interest, on the Prophase February 2025 Loan was converted into common stock of the Company.

In March of 2025, the Company borrowed $207,000 from Prophase (the “Prophase March 2025 Loan”). The Prophase March 2025 Loan bears interest at 6% per annum and was due on June 6, 2025, which may be extended upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $200,000, along with accrued interest, on the Prophase March 2025 Loan was converted into common stock of the Company.

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

As of September 30, 2025 and December 31, 2024, the balance of the Prophase loans is $742,500 and $1,623,000, respectively. As of September 30, 2025 and December 31, 2024, the related accrued interest of the loans from Prophase was $67,898 and $66,728, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, interest expense related to the Prophase Loans was $11,385 and $24,179, respectively. For the nine months ended September 30, 2025 and 2024, interest expense related to the Prophase loans was $65,687 and $41,842, respectively.

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

As of September 30, 2025 and December 31, 2024, the balance of the Hana Loans is $50,000 and $850,000, respectively. As of September 30, 2025 and December 31, 2024, the related accrued interest of the loans from Hana was $1,275 and $19,150, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, interest expense related to the Hana Loans was $767 and $6,117, respectively. For the nine months ended September 30, 2025 and 2024, interest expense related to the Hana Loans was $18,275 and $6,117, respectively.

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

As of September 30, 2025 and December 31, 2024, the balance of the Amantes Loans is $200,000 and $700,000, respectively. As of September 30, 2025 and December 31, 2024, the related accrued interest of the loans from Amantes was $6,220 and $5,700, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, interest expense related to the Amantes Loans was $3,067 and $0, respectively. For the three months ended September 30, 2025 and 2024, interest expense related to the Amantes Loans was $24,825 and $0, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Due to Related Party

As of September 30, 2025 and December 31, 2024, the Company has $180,253 and $187,753, respectively, due to the CEO of the Company for compensation under his employment agreement.

Viral Gene

As of September 30, 2025 and December 31, 2024, the Company has $126,275 due from Viral Gene included in due from related party in the unaudited condensed consolidated balance sheets for a loan to Viral Gene and expenses paid on behalf of Viral Gene. The Company’s CEO is also the CEO of Viral Gene. The loan does not bear any interest.

Note 5. Debt

Outstanding debt classified as short-term debt as of September 30, 2025 and December 31, 2024 consisted of the following:

		September 30, 2025	December 31, 2024
Feelux Bonds	Short-term debt, net, related parties	$—	$10,000,000
Car-Tcellkor Loan	Short-term debt, net, related parties	—	800,000
Ewon Loan	Short-term debt, net, related parties	—	2,000,000
Valetudo Loan	Short-term debt, net, related parties	—	700,000
Valetudo June 2023 Loans	Short-term debt, net, related parties	200,000	500,000
Valetudo July 2023 Loan	Short-term debt, net, related parties	250,000	250,000
Valetudo August 2023 Loans	Short-term debt, net, related parties	—	400,000
Ewon September 2023 Loan	Short-term debt, net, related parties	—	200,000
Valetudo November 2023 Loan	Short-term debt, net, related parties	—	200,000
Ewon December 2023 Loan	Short-term debt, net, related parties	—	1,000,000
Valetudo January 2024 Loans	Short-term debt, net, related parties	—	750,000
Prophase February 2024 Loan	Short-term debt, net, related parties	31,500	200,000
Prophase March 2024 Loan	Short-term debt, net, related parties	250,000	250,000
Prophase April 2024 Loan	Short-term debt, net, related parties	—	250,000
Prophase May 2024 Loans	Short-term debt, net, related parties	240,000	790,000
Prophase July 2024 Loans	Short-term debt, net, related parties	83,000	83,000
Prophase August 2024 Loans	Short-term debt, net, related parties	50,000	50,000
Hana August 2024 Loans	Short-term debt, net, related parties	50,000	850,000
Amantes November 2024 Loans	Short-term debt, net, related parties	150,000	700,000
Amantes January 2025 Loans	Short-term debt, net, related parties	50,000	—
Prophase February 2025 Loan	Short-term debt, net, related parties	81,000	—
Prophase March 2025 Loan	Short-term debt, net, related parties	7,000	—

Short-term debt, related parties		$1,442,500	$19,973,000

As of September 30, 2025 and December 31, 2024, the Company’s outstanding debt agreements are all past due and are classified as current in the accompanying unaudited condensed consolidated balance sheets. All of the loans are with related parties (see Note 4).

As the Company’s loans are with related parties, the Company and its related parties have mutually agreed to defer repayment until a time that is mutually agreed upon between the Company and its related parties. Accordingly, none of these notes are considered to be in default.

Note 6. Stockholders’ Equity

In connection with the Business Company, the Company’s certificate of incorporation was amended and restated to designate two classes of stock; preferred and common stock. The certificate of incorporation authorized 1,000,000 shares of preferred stock and 500,000,000 shares of common stock

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights will be stated and expressed in such resolutions. There were zero preferred shares outstanding as of September 30, 2025 and December 31, 2024.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001 per share.

On July 16, 2025, the Company entered into a settlement and release agreement with Alta Partners, LLC (“Alta”), pursuant to which the Company agreed to issue 350,000 shares of its common stock to Alta in exchange for the surrender and cancellation of 1,000,000 Public Warrants held by Alta. On July 16, 2025, the common stock issued to Alta and Public Warrants surrendered by Alta had a fair value of $1,890,000 and $150,000, respectively. As a result of the exchange, the Company recognized a loss of $1,740,000 on the difference in fair value between the common stock and Public Warrants, which is included in Loss on issuance of common stock on the Company’s unaudited condensed consolidated statement of operations.

On April 30, 2025, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

As of September 30, 2025 and December 31, 2024, there were 27,064,633 and 17,500,000 shares of common stock issued and outstanding, respectively.

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

Warrants

As of September 30, 2025, 5,900,000 Public Warrants and 835,555 private placement warrants (together, the “Warrants”) were outstanding. Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part at a price of $0.01 per Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis.

Note 7. Commitments and Contingencies

Leases

On July 17, 2025, the Company entered into a short-term lease for an office space in Cerritos, California (the “Lease”). The Lease commenced on September 1, 2025 and expires on June 30, 2026 and does not have any renewal option. The Company has made the short-term lease election and recognizes lease payments for its short-term lease on a straight line basis over the lease term.

For both the three and nine months ended September 30, 2025, lease expense related to the short-term lease was $2,784. For the three and nine months ended September 30, 2025, there was no lease expense related to the short-term lease.

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

On October 11, 2023, Iris executed a fee reduction agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event the Business Combination was consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount was payable by the Iris to the underwriters in $1,000,000 cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. The share price is subject to adjustment based on the five day volume-weighted average price prior to the filing of a resale registration statement covering such shares. As of April 30, 2025, Iris and the Company amended the fee reduction agreement with the underwriters to limit the total number of shares of common stock issuable to the underwriters to 1,750,000. Upon the consummation of the Business Combination, $9,160,000 in deferred underwriting fees were settled, of which $7,000,000 will be settled in common shares of the combined company, $500,000 was settled in cash and $1,660,000 was waived and no longer payable. The remaining $500,000 was to be settled upon the earlier of the consummation of the combined company’s next share offering, or in six months from the closing date of the Business Combination. As of September 30, 2025, the deferred underwriting fee payable was $500,000, which is included in Deferred underwriting fee payable in the Company’s condensed consolidated balance sheets.

On April 30, 2025, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

On October 27, 2025, six months from the closing date of the Business Combination, the remaining $500,000 underwriting fee became due. As of the date of this Form 10-Q, the $500,000 underwriting fees remains unpaid.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

Description	Level	September 30, 2025	December 31, 2024
Assets:		$—	$—
Liabilities:
Warrant liability	3	$123,579	$—

Warrant Liability

Upon closing of the Mergers, Iris’ public and private placement warrants were converted into warrants of the Company, which entitle the holders to purchase shares of the Company’s common stock. The Company’s private placement warrants meet the requirements for liability classification. The fair value of the warrant liabilities were determined using observable data points, such as the fair value of the public warrants as of September 30, 2025 and December 31, 2024. The Company further considered specific unobservable inputs, such as the probability and timing of events and the expected equity value of the underlying shares.

The changes in fair value of Level 3 financial assets and liabilities for the nine months ended September 30, 2025 are as follows:

Warrant liability
Fair value as of January 1, 2025	$—
Initial measurement at the Closing Date	83,556
Change in fair value	40,023
Fair value as of September 30, 2025	$123,579

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

On October 27, 2025, six months from the closing date of the Business Combination, the remaining $500,000 underwriting fee became due. As of the date of this Form 10-Q, the $500,000 underwriting fees remains unpaid.

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

At the Closing Date, 7,014,633 shares of Iris Class A Shares automatically converted into shares of the Company’s common stock, on a one-for-one basis. Of the total 7,014,633 newly converted shares, 6,900,000 were issued to Iris Acquisition Holdings, LLC, the sponsor of Iris and 114,633 were issued to Iris’ public stockholders in a noncash transaction.

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

In addition, at the Closing Date, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. At the Closing Date, the shares were not issued to the underwriter and the Company recorded as a liability with a fair value of $7,049,000. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following is a comparative of our results of operations for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024	Change	%
General and administrative	$701,170	$186,081	$515,089	277%
Research and development	—	357,066	(357,066)	(100)%
Total operating expenses	701,170	543,147	158,023	29%
Loss from operations	(701,170)	(543,147)	(158,023)	29%
Other income (expense), net	(1,122,181)	(58,225)	(1,063,957)	1,827%
Net loss	$(1,823,351)	$(601,372)	$(1,221,980)	203%

Revenue

We did not generate revenue during either of the three months ended September 30, 2025 and 2024. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop successful commercial products with our intellectual property.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses increased by $515,089 during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to increases in accounting and legal expenses incurred in connection with operating a publicly traded company.

Research and Development Expenses

Research and development expenses consist of costs incurred by Targeted Diagnostics & Therapeutics, Inc. (“TDT”) who was performing the research and development activities for the Company in accordance with the license agreements with TDT and the annual fee paid to TDT. Research and development expenses decreased by $357,066 during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 as a result of the termination of TDT’s license agreements on August 11, 2024.

Other Income (Expenses), net

The other income (expense), net increased by $1,063,956 from $58,225 of other expense for the three months ended September 30, 2024 to $1,122,181 of other expense for the three months ended September 30, 2025. During the three months ended September 30, 2025, the Company recognized a loss on the issuance of common stock of $1,740,000 related to the issuance of common stock in exchange for the cancellation of warrants and $19,052 of interest expense, offset by an unrealized gain on the change in the fair value of deferred underwriting fee common stock payable of $560,000 and an unrealized gain on the change in fair value of the warrant liabilities of $76,871. In connection with the closing of the Business Combination on April 30, 2025, the loans receivable with Iris were terminated, thus no interest income is expected in future periods.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following is a comparative of our results of operations for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	Change	%
General and administrative	$2,083,601	$477,542	$1,606,059	336%
Research and development	—	2,685,334	(2,685,334)	(100)%
Total operating expenses	2,083,601	3,162,876	(1,079,275)	(34)%
Loss from operations	(2,083,601)	(3,162,876)	1,079,275	(34)%
Other income (expense), net	46,011	(153,681)	199,691	(130)%
Net loss	$(2,037,590)	$(3,316,557)	$1,280,466	(39)%

Revenue

We did not generate revenue during either of the nine months ended September 30, 2025 and 2024. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop successful commercial products with our intellectual property.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses increased by $1,606,059 during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to increases in accounting and legal expenses incurred in connection with the Business Combination and due to the entity now operating as a publicly traded company.

Research and Development Expenses

Research and development expenses consist of costs incurred by TDT who was performing the research and development activities for the Company in accordance with the license agreements with TDT and the annual fee paid to TDT. Research and development expenses decreased by $2,685,334 during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 as a result of the termination of TDT’s license agreements on August 11, 2024.

Other Income (Expenses), net

The other income (expense), net decreased by $199,692 from $153,681 of other expense for the nine months ended September 30, 2024 to $46,011 of other income for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recognized other income of $2,142,297 related to the settlement of TDT’s payables and interest income on loans receivable with Iris of $76,589, offset by $196,852 of interest expense on related party promissory notes, an unrealized loss on the change in the fair value of deferred underwriting fee common stock payable of $196,000, an unrealized loss on the change in fair value of the warrant liabilities of $40,023 and a loss on the issuance of common stock of $1,740,000 related to the issuance of common stock in exchange for the cancellation of warrants. In connection with the closing of the Business Combination on April 30, 2025, the loans receivable with Iris were terminated, thus no interest income is expected in future periods.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. Through September 30, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing.

As of September 30, 2025, the Company had $724,502 of cash in its bank accounts. As of September 30, 2025 and December 31, 2024, there was $1,442,500 and $19,973,000, respectively, of related party debts, which are included in Short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets.

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $30,702,806 as of September 30, 2025. The Company had a (loss) from operations and net (loss) of $(2,083,601) and $(2,037,590), respectively, for the nine months ended September 30, 2025. The Company had a (loss) from operations and net (loss) of $(701,170) and $(1,823,351), respectively, for the three months ended September 30, 2025.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements—Going Concern, management has concluded that there is substantial doubt about its ability to continue as a going concern for one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024	Change	%
Net cash used in operating activities	$(9,576,471)	$(1,310,406)	$(8,266,065)	631%
Net cash used in investing activities	(788,108)	(2,300,000)	1,511,892	(66)%
Net cash provided by financing activities	11,032,762	3,223,000	7,809,762	242%
Net change in cash	$668,183	$(387,406)	$1,055,589	(272)%

Net cash used in operating activities for the nine months ended September 30, 2025 increased by $8,266,065 as compared to the nine months ended September 30, 2024. The increase in cash used in operating activities is primarily due to the payment of accounts payable of approximately $4,058,404, settlement of amounts due to related parties of $3,427,000, and the non-cash settlement of the TDT payables for the nine months ended September 30, 2025 as compared to the same period in the prior year.

Net cash used in investing activities for the nine months ended September 30, 2025 decreased by $1,511,892 as compared to the nine months ended September 30, 2024. The decrease in cash used in investing activities is primarily to less issuances of loans to Iris prior to the Business Combination.

Net cash provided by financing activities for the nine months ended September 30, 2025 increased by $7,809,762 as compared to the nine months ended September 30, 2024. The increase in cash provided by financing activities is primarily due to gross proceeds received of $10,556,500 from the PIPE Financing, offset by $2,563,738 in payments for the transaction costs in connection with the Business Combination. Further, the Company had additional related party debt when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024 of $4,340,000, which is offset by payments of related party debt of $1,300,000 during the nine months ended September 30, 2025. No such payments occurred during the nine months ended September 30, 2024.

Critical Accounting Policies and Estimates

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of September 30, 2025, 5,900,000 of the Company’s Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the three months ended September 30, 2025, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $76,871. During the nine months ended September 30, 2025, the Company had an unrealized loss on the change in fair value of the warrant liabilities of $40,023. During the three and nine months ended September 30, 2024, the Company had no unrealized gain or loss on the change in fair value of the warrant liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2025.

Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the quarter ended September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Date: November 13, 2025	LIMINATUS PHARMA, INC.

	By:	/s/ Chris Kim
Name: Chris Kim
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Dam
Name: Scott Dam
Title: Chief Financial Officer
(Principal Financial Officer)