Form 10-K
period 2025-12-31
Liminatus Pharma, Inc.
filed 2026-03-31
CIK 1971387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                     to

Commission file number 001-42626

LIMINATUS PHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	93-2710748
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

12611 Hiddencreek Way, Unit C

Cerritos, CA 90703

(Address of principal executive offices) (Zip Code)

(213) 273-5453

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	LIMN	The Nasdaq Stock Market LLC
Warrants	LIMNW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant include in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the registrant had 26,014,633 shares of common stock, $0.0001 par value, issued and outstanding. The aggregate market value of the voting and non-voting shares of the registrant’s common stock held by non-affiliates as of June 30, 2025, based on the closing price of the registrant’s common stock on Nasdaq, was approximately $221 million.

As of March 27, 2026, the registrant had 44,877,633 shares of common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that are forward-looking and as such are not historical facts. This includes, but is not limited to, statements regarding the Company or its management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions (or the negative version of such words or expressions) may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements are based on the current expectations of the management of the Company, as applicable, and are inherently subject to uncertainties and changes in circumstances and their potential effects and speak only as of the date of such statement. There can be no assurance that future developments will be those that have been anticipated. These forward-looking statements involve a number of risks, uncertainties or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed and identified in public filings made with the Securities and Exchange Commission (“SEC”) by the Company and the following:

●	changes in the competitive industries and markets in which the Company operates or plans to operate;
●	changes in applicable laws or regulations affecting the Company’s business;
●	the Company’s ability to implement business plans, forecasts, and other expectations, and identify and realize additional opportunities;
●	risks related to the Company’s potential inability to achieve or maintain profitability and generate significant revenue;
●	current and future conditions in the global economy, including as a result of economic uncertainty, and its impact on the Company, its business and the markets in which it operates;
●	the Company’s potential inability to manage growth effectively;
●	the Company’s ability to recruit, train and retain qualified personnel;
●	estimates for the prospects and financial performance of the Company’s business may prove to be incorrect or materially different from actual results;
●	costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination;
●	risks related to the Company’s marketing and growth strategies;
●	the effects of competition on the Company’s business;
●	expectations with respect to future operating and financial performance and growth, including when the Company will generate positive cash flow from operations;
●	the Company’s ability to raise funding on reasonable terms as necessary to develop its products in the timeframe contemplated by its business plan; and
●	the inability to maintain the listing of the Company’s common stock and warrants on Nasdaq.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. These forward-looking statements are only predictions based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described elsewhere in this Annual Report. It is not possible for the management of the Company to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or

ii

combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Annual Report.

The forward-looking statements included in this Annual Report are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We do not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in expectations, except as required by law. You should read this Annual Report and the documents that have been filed as exhibits hereto with the understanding that the actual future results, levels of activity, performance, events and circumstances of the Company may be materially different from what is expected.

TRADEMARKS

This Annual Report contains references to trademarks and service marks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that the applicable licensor will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

iii

PART I

Item 1. Business.

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Registrant,” the “Company” and “Liminatus” refer to refer to the business and operations of Liminatus Pharma, LLC, a Delaware limited liability company, prior to the consummation of the Business Combination (as defined below) and to Liminatus Pharma, Inc. and its consolidated subsidiaries (including Liminatus Pharma, LLC) following the consummation of the Business Combination. Furthermore, unless otherwise stated or unless the context otherwise requires, references to “Iris” refer to Iris Acquisition Corp, a Delaware corporation.

Liminatus is a pre-clinical stage, single-asset biopharmaceutical company. Liminatus is developing novel cancer therapies that exploit the body’s immune system. The Company’s clinical candidate is a humanized anti CD47 monoclonal antibody. The next generation CD47 checkpoint inhibitor’s (code name: IBA101) initial indication is expected to be patients with advanced solid cancers including non-small cell lung cancer (“NSCLC”).

CD47 is a potent ‘do not eat me’ signal that enables cancer cells to evade detection by the immune system. CD47 blockade promotes uptake of tumor antigens and tumor cells by macrophages. The first generation of CD47 agents generally induced anemia and thrombocytopenia (deficiency of platelets in the blood) due to their binding to red blood cells (“RBCs”) and platelets. The Liminatus CD47 next generation antibody has shown to preferentially bind to immune cells, but not to red blood cells and platelets without inducing destruction of red blood cells which is a key differentiating feature. The next generation of anti CD47 monoclonal antibodies have catalysed a resurgence of interest in the field. Key preclinical studies, including CMC development and monkey toxicity studies, have already been completed, allowing for a swift preparation of the IND application and enabling a timely transition into the clinical trial phase.

CD47 immune checkpoint inhibitors are expected to penetrate the market primarily through combination therapy with already established PD-1/PD-L1 blockades rather than as standalone treatments. The global market for PD-1/PD-L1 blockades was estimated at $49.5 billion in 2023 and is projected to reach $123.3 billion by 2033. If CD47 immune checkpoint inhibitors are successfully brought to market, they are expected to grow alongside the PD-1/PD-L1 blockade market, potentially starting at 10-20% of the PD-1/PD-L1 market size by 2030 and rapidly expanding to reach the same market scale.

Global Market Size Projections for PD-1/PD-L1 Blockades (adapted from Future Market Insights)

Our asset targets patients with significant unmet need. Our vision is to develop a broad array of transformative therapies for cancer patients as a leading global biopharmaceutical company. We intend to do this through establishing a leadership position in immune-oncology and by strengthening the differentiation of the next generation anti-CD47 monoclonal antibody from IND enabling studies through to clinical development and broadening the portfolio through in-licensing highly promising and differentiated therapeutic assets.

Overview

Liminatus is a pre-clinical stage biopharmaceutical company developing novel cancer therapies. Our product candidate is exploiting CD47 antibodies to target cancer cells. Our product candidate has the potential to become cornerstones of treatment for solid cancers.

We are developing a next generation CD47 immune checkpoint inhibitor. CD47 is a potent ‘do not eat me’ signal that enables cancer cells to evade detection by the immune system. CD47 blockade promotes uptake of tumor antigens and tumor cells by macrophages. Anti-CD47 monoclonal antibodies (mAb) generally induce anemia and thrombocytopenia due to their binding to red blood cells and platelets. The Liminatus CD47 mAb has shown to preferentially bind to immune cells, but not to red blood cells and platelets and does not induce hemolysis. Our clinical candidate is currently in the late preclinical stage, with most of the necessary research completed.

The next steps in the clinical process will include preparing the IND package required for the submission of a Phase 1 clinical trial approval application.

InnoBation (licensor to Liminatus) has actively invested in the CD47 asset following its licensing to Liminatus. Funds were allocated towards critical preclinical work, including CMC development and the monkey toxicity study, which were essential steps in advancing the CD47 asset. These studies were completed in collaboration with GenScript ProBio and Charles River Laboratories.

In addition to these developments, InnoBation conducted its own independent animal studies to explore the effects of long-term administration of the CD47 asset. During these studies, we discovered that the CD47 asset, in addition to its potential as an anti-cancer therapeutic, also shows promise in reducing chronic inflammation and inducing weight loss. This is likely due to the asset’s ability to enhance macrophage proliferation and differentiation, which improves the scavenging of apoptotic cells. This effect not only aids in cancer treatment by enhancing the immune response but also suggests potential applications in preventing or mitigating age-related diseases such as cardiovascular disease and obesity, which are often driven by chronic low-grade inflammation due to accumulated senescent cells.

InnoBation’s ongoing research into the CD47 asset has uncovered these potential new therapeutic applications, expanding the scope of its utility.

The following overview shows our clinical plan after closing the business combination:

Candidate	Indication	Clinical trial	Notes
IBA101 Mono	Advanced solid cancers	2026	Phase 1 clinical trial is scheduled solely for safety confirmation. A global Phase 1 clinical trial in South Korea will focus on lung cancer patients.
IBA101 + Durvalumab or pembrolizumab	≥ stage III NSCLC	2027	Both PD-L1High and PD-L1Low patients. A global Phase 1 clinical trial in South Korea will focus on lung cancer patients.

Corporate History and Our Team

Liminatus was founded in 2018, having obtained an exclusive license for GCC CAR-T-related patents and know-how from Targeted Diagnostics & Therapeutics, Inc. (TDT), which licensed the GCC CAR-T intellectual property from Thomas Jefferson University, and assignment of a sub-license from Viral Gene for the GCC vaccine diagnostics. Subsequently, the Company was assigned the license to the CD47 immune checkpoint inhibitor from InnoBation Bio Co. Ltd. and Valetudo Therapeutics LLC. The TDT licenses have been terminated as of August 2024.

We believe that our leadership team’s extensive global experience within the biopharma industry, which spans all stages of development, commercialization and financing of pharmaceutical products, is a key competitive advantage for Liminatus in maximizing the full potential value of its pipeline. Members of our team have also been heavily involved in business development, capital formation and investor engagement across a range of industries. For further information and biographies of our management team, see “Management.”

Our Vision and Our Strategy

Our vision is to develop transformative therapies for cancer patients as a global biopharmaceutical company offering advanced, differentiated, best-in-class therapies that induce powerful and durable responses in patients resulting in quality survival and a chance for cure. To accomplish this goal, we plan to execute on the following:

●	Strengthen the differentiation of our anti-CD47 monoclonal antibody from IND enabling studies through to clinical development.
●	Maximize the value of our product candidate by selectively entering into strategic collaborations with world leading academic and industrial partners.
●	Build a leading immuno-oncology company while maintaining a strong culture of innovation, valuing diversity, and putting patients at the center of everything we do.

●	Maintain, deepen, and protect our intellectual property portfolio. We intend to continue extending our global intellectual property portfolio to protect our assets.
●	Pursue business development and strategic partnerships. We may seek to form strategic alliances, enter into licensing agreements, or collaborate with third parties with the aim of strengthening and aiding our research, development, and commercialization of our assets more broadly.
●	Broaden our portfolio. We are actively engaged in evaluating additional assets for in-licensing or partnership and may execute additional transactions to add to our pipeline. We believe that our leadership team has a proven track record for identifying and transacting upon de-risked clinical stage assets.

Our Approach to Cancer Immunotherapy

Our product candidate exploits the body’s immune system to recognize and attack cancer cells. Our product candidate has the potential to become a significant treatment option for cancer patients.

Checkpoint Inhibitor CD47

A critical feature of the immune system is its ability to distinguish between normal cells in the body and those deemed as “foreign” (such as germs and cancer cells). This allows the immune system to attack the foreign cells while leaving normal cells unharmed. The immune system does this, in part, by using “checkpoint” proteins on immune cells. The checkpoints act like switches that need to be turned on or off to start an immune response. But tumors can find ways to manipulate these on/off immune checkpoints to avoid being attacked by the immune system. Monoclonal antibodies targeting immune checkpoints are designed as therapies to forcefully activate the “on” switch of the immune response, allowing the immune system to mount an effective anti-tumor attack. These medicines, known as immune checkpoint inhibitors, work by targeting checkpoint proteins to block the tumor’s ability to shut down the immune response and thereby induce a potent anti-cancer effect. Rather than killing cancer cells directly, they aid the immune system to detect and mount an attack on cancer cells. Several therapeutics that target different checkpoint proteins have been approved to treat some types of cancer including PD-1 (Pembrolizumab, Merck & Co; Novolumab, BMS; Cemiplimab, Regeneron), PD-L1(Atezolizumab, Genentech; Avelumab EMD Serono & Pfizer; Durvalumab, AstraZeneca), CTLA-4 (Ipilumab, BMS; tremelimumab, AstraZeneca), and LAG-3 (Opdulag, BMS) inhibitors.

Although such therapies have revolutionized cancer treatment showing to be remarkably effective in certain subsets of patients with specific types of tumors, there are a significant number of cancer patients for whom these therapies are not effective. Another novel, yet well-established immune checkpoint is CD47 which plays a broad role in cancer immune evasion across multiple cancers. CD47 is a transmembrane protein, an integral membrane protein that spans the entirety of the cell membrane, and upon its interaction with SIRPα, which is expressed on macrophages, a “don’t eat me” signal is sent to the macrophages. This helps tumors achieve immune escape by stopping macrophages from acting on these tumor cells to undergo phagocytosis. Blockade of the interaction between CD47 and SIRPα could restore phagocytic activity and eliminate tumor cells. However, the first generation of anti-CD47 monoclonal antibodies have induced anemia and thrombocytopenia due to their binding to red blood cells and platelets. Our CD47 therapeutic candidate is a next generation anti-CD47 monoclonal antibody and has shown to preferentially bind to immune cells, but not to red blood cells and platelets and does not induce hemolysis (destruction of red blood cells). Furthermore, the CD47 mAb has been shown to synergistically enhance anti-tumor responses in combination with other immune-oncology therapies. The CD47 mAb has completed key preclinical studies and is now preparing for the IND application.

CD47 Immune Checkpoint Inhibitor Program

Overview

The CD47 therapeutic candidate is a high affinity humanized anti CD47 antibody that has the potential to translate into clinic for CD47 SIRPα blocking and restoring the anti-tumor function of innate immune cells without inducing hemagglutination or hemolysis.

Benefits

●	K D (equilibrium dissociation constant) value of 0.48 nM for human CD47 protein and effectively blocked the interaction of CD47 on cancer cells and soluble SIRPα protein, in vitro.

●	Did not bind to red blood cells and platelets and did not cause hemolysis.
●	In an animal tumor model, where MC38 murine colon adenocarcinoma cells expressing human CD47 were implanted in immune competent mice, the CD47 mAb (Hu3A5) completely suppressed the tumor in combination with an anti PD1 antibody.
●	CD47 mAb (Hu3A5) showed the expected moderate tumor suppression in the hCD47/hSIRPα knock-in mice model expressing human CD47 and human SIRPalpha, using MC38 cells expressing hCD47.

Pre-Clinical Development to Date

●	The anti-CD47 monoclonal antibody has been generated by immunizing mice with the extracellular domain of human CD47 protein. This antibody has been further humanized by CDR grafting and selecting the clone 3A5-V10 (Hu3A5) for further screening. Hu3A5 has a KD (equilibrium dissociation constant) value of 0.48 nM for human CD47 protein and has shown to effectively block the interaction of CD47 on cancer cells and soluble SIRPα protein, in vitro.
●	In vitro assay, Hu3A5 did not bind to red blood cells and platelets and did not cause hemolysis (destruction of red blood cells) in vitro.
●	In an animal tumor model, where MC38 murine colon adenocarcinoma cells expressing human CD47 — the only commercially available cancer cell line used in immune-competent animal models for human CD47 research — were implanted in immune-competent mice, the CD47 mAb (Hu3A5) completely suppressed the tumor in combination with an anti-PD1 antibody. Additionally, the Hu3A5 antibody demonstrated moderate tumor suppression in a mouse model that was engineered to express human CD47 and SIRPα, after being implanted with MC38 tumor cells. However, when combined with other treatments like anti-PD-1, anti-TIGIT blocking antibodies, or an agonistic anti-4-1BB antibody, the Hu3A5 antibody completely suppressed tumor growth. This result shows that Hu3A5 can work synergistically with various immune checkpoint inhibitors, highlighting its versatility as a potential cancer therapy. In addition, DSC analysis has shown good thermostability.
●	Further IND-enabling studies are underway in preparation for early-stage clinical testing. Based on the prepared data, a pre-IND meeting will be prioritized with the FDA. Since the primary indication for CD47 mAb (Hu3A5) is lung cancer, additional preclinical animal studies utilizing mouse lung cancer cell lines, such as LL/2, will be conducted if requested to evaluate efficacy in lung cancer models by the FDA. For this purpose, LL/2 expressing human CD47 has been prepared.

Toxicity-related experiments

●	CD47 mAb preferentially binds to CD47 on tumor and immune cells, but not to RBCs and platelets.
●	Murine 3A5, humanized 3A5 with human IgG1 Fc (Hu3A5-V10), and humanized 3A5 with human IgG4 (Hu3A5-G4) strongly bind to CD47-positive MCF-7 human cancer cells and most of immune cells including T/B lymphocytes and phagocytic cells, but not to human RBCs and platelets.
●	CD47 mAb does not induce hemolysis of RBCs in vitro.
●	Anti-CD47 blocking mAb (Hu3A5) typically induce hemolysis of RBCs and thus developing anemia.
●	However, Hu3A5 does not induce hemolysis of RBCs (perhaps due to the inability of binding to CD47 on RBCs).
●	CD47 mAb does not induce severe hematologic disorder.
●	Animal in vivo experiments using C57BL/6-hCD47/hSIRPα mice showed that although Hu3A5-G4 was binding to human CD47 over-expressed on mouse RBCs of C57BL/6-hCD47/hSIRPα mice, it did not induce hemolysis of mouse RBCs.
●	C57BL/6-hCD47/hSIRPα mice were repeatedly injected with Hu3A5-G4 mAb even in combination with anti-mPD-1 mAb, but they survived over the experimental period and their body weight barely changed compared with that of rat IgG-treated mice.

●	Anti-human CD47 mAb induces no/minimal inflammation in organs.
●	C57BL/6-hCD47/hSIRPα mice were subcutaneously engrafted with MC38-hCD47 tumor cells and were repeatedly injected with Hu3A5-G4 mAb and/or anti-mPD-1 mAb.
●	Lung, liver and kidney from each group of mice were collected 4th injection of Abs. H&E staining of organs showed that there was minimal or no inflammation in those organs.

A 4-week Toxicity Study in Cynomolgus Monkeys Followed by a 4-Week Recovery Period

●	Objective of monkey toxicity study
●	The objective of this study was to determine the potential toxicity of IBA101(Anti-CD47 mAb), a monoclonal antibody conjugated with IgG4 Fc, when administered as an intravenous bolus injection once weekly (Days 1, 8, 15, 22, and 29) to non-human primates and to evaluate the potential reversibility of any findings following a 4-Week recovery period. In addition, the toxicokinetic characteristics of IBA101(Anti-CD47 mAb) were determined. The study design was as follows:

				Dose	Main Study			Recovery Study
		Dose Level	Dose Volume(a)	Concentration	No. of	No. of	No. of	No. of
Group No.	Test Article	(mg/kg/dose)	(mL/kg)	(mg/mL)	Males	Females	Males	Females
1	Vehicle Control	0		0	3	3	2	2
2		10	2	5	3	3	—	—
3	IBA101	30		15	3	3	—	—
4		100		50	3	3	2	2

●	Study design and standards
●	The 4-week toxicity study of IBA101 in Cynomolgus monkeys, conducted by Charles River Laboratories, was designed and analyzed according to GLP (Good Laboratory Practice) standards. This ensured the reliability and reproducibility of the data, adhering to rigorous quality standards throughout the study.
●	Parameters and endpoints of evaluation

Based on the most recent body weight measurement, the following parameters and endpoints were evaluated:

●	Mortality, clinical signs, body weight, ophthalmology, electrocardiographic examinations
●	Clinical pathology parameters (hematology, coagulation, clinical chemistry, and urinalysis)
●	Anti-drug antibody analysis, toxicokinetic parameters, organ weights, and macroscopic and microscopic examinations.
●	Conclusion: Toxicokinetic Analysis

Following once-weekly (Days 1, 8, 15, 22, and 29) intravenous dosing of IBA101 to Cynomolgus monkeys at 0, 10, 30, or 100 mg/kg/dose:

●	No significant IBA101-related effects were noted at any dose level, indicating that 100 mg/kg/dose was well-tolerated.
●	All study parameters, including body weight, clinical pathology results, and toxicokinetic measurements, were analyzed for statistical significance using standard statistical methods. At the highest dose tested (100 mg/kg), no statistically significant differences were observed in any parameter compared to the vehicle control group, supporting the determination of the No Observed Adverse Effect Level (NOAEL) at 100 mg/kg/ dose. Anti-drug antibody analysis, toxicokinetic parameters, organ weights, and macroscopic and microscopic examinations.

On Day 22, the combined sex mean C0, Cmax, and AUC0-168hr values of IBA101 at the NOAEL were:

●	No C0 (Initial Plasma Concentration): 4,310,000 ng/mL
●	Cmax (Maximum Plasma Concentration): 4,080,000 ng/mL
●	AUC0-168hr (Area Under the Concentration-Time Curve): 359,000,000 hr*ng/mL.
●	These toxicokinetic results suggest a good safety profile of IBA101 under the tested conditions and provide statistical evidence for its tolerability.

Efficacy-related studies

●	CD47 antibody blocks interaction of CD47 and SIRPα
●	A competitive ELISA assay demonstrated that the interaction between recombinant CD47 and recombinant SIRPα proteins was blocked by Hu3A5 in vitro.
●	CD47 antibody promotes phagocytosis of live tumor cells by human macrophages.
●	In vitro phagocytosis assay demonstrated that human macrophages promoted the uptake of live tumor cells in the presence of as low as > 0.1 micro grams/ml of CD47 mAb.
●	Exclusive blockade of human CD47 on tumor cells with Hu3A5 in combination with check-point inhibitors induces a limited synergistic suppression of tumor growth.
●	To assess how effectively CD47 blockade enhances anti-tumor responses, hCD47-expressing MC38 tumor cells were subcutaneously engrafted into normal C57BL/6 mice, and anti-human CD47 monoclonal antibodies were injected to specifically block the function of the hCD47 protein on tumor cells, allowing evaluation of the resulting increase in anti-tumor effects.
●	This induced moderate delayed tumor growth.
●	However, in combination with anti-PD-L1 and anti-TIGIT check-point inhibitors significant synergistic activity was observed where tumor growth was regressed and most of the mice became tumor-free.
●	Global blockade of human CD47 on tumor and immune cells induces significant reduction of tumor growth.
●	Investigated whether global effects of CD47 blockade would be beneficial if all cells including immune cells were expressing human CD47.
●	Instillation of Hu3A5 alone to C57BL/6-hCD47/hSIRPα knock-in mice engrafted with MC38- hCD47 tumor cells suppressed tumor growth.
●	When Hu3A5 treatment was combined with anti-mPD-1 mAb, tumor-free mice were generated.

New Aspects of the CD47 Asset and Expanded Indications

●	Chronic Inflammation: Hu3A5, an anti-CD47 antibody, plays a unique role in helping immune cells called macrophages develop and survive in the body. These cells are critical in fighting disease. IBA101 not only promotes the formation of these macrophages but also increases the number of a special type, called M1 macrophages, that actively destroy harmful cells.
●	Reducing Chronic Inflammation: As we age, our body becomes less effective at clearing out dead cells, leading to a buildup that contributes to chronic inflammation and diseases such as atherosclerosis (narrowing of arteries), obesity, and dementia. By enhancing the activity of macrophages, Hu3A5 could help reduce this buildup and, in turn, lower the risk of these inflammation-related diseases.
●	Animal Study: To explore this possibility, we conducted an experiment on mice fed a high-fat diet. These mice were given Hu3A5 — CD47 blockade to see if it could help reduce obesity and improve overall health. The early results were promising: mice treated with Hu3A5 showed significant reductions in obesity, along with improvements in fat tissue health.
●	Industry Context: Dr. Irving Weissman, a pioneer in CD47 research, founded a company called Forty Seven Inc. to develop CD47-targeted therapies for cancer. Though Gilead Sciences acquired the company for $4.9 billion in 2020, some of the clinical trials were stopped due to serious side effects. However, Dr. Weissman didn’t give up on CD47 research. He later founded Bitterroot in 2023, aiming to use CD47 blockers for cardiovascular diseases. This shift aligns with our own findings, suggesting that Hu3A5 could have broader applications, not only in cancer but also in reducing chronic inflammation and potentially treating diseases like obesity, heart disease, and dementia.

Manufacturing

We will rely upon established, large scale, GMP compliant, third-party manufacturers for our current and future manufacturing needs for both bulk drug substance and finished drug product. There are no current plans to build our own manufacturing capabilities.

Intellectual property

Our commercial success depends in large part on our ability to obtain and maintain patent protection for our assets, their uses, components, formulations, methods of manufacturing and methods of treatment in the U.S. and other countries; to operate without infringing valid and enforceable patents and proprietary rights of others; and to prevent others from infringing on our proprietary or intellectual property rights.

Our intellectual property strategy is, where appropriate, to file new patent applications in the U.S. and certain other regions/countries (including the EU) on inventions, including improvements to existing products/ candidate(s) and formulations, methods of treatment and processes to improve our competitive edge or to improve business opportunities. We continually assess and refine our intellectual property strategy to ensure appropriate protection and rights are obtained.

We rely on trade secrets and know-how to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, and which are difficult to reverse engineer. We intend to take advantage of regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions, where available.

Our asset is in-licensed. CD-47 originates with a Korean company, InnoBation Bio Co. Ltd. The Anti-CD47 antibody is covered by three early-stage applications. Additional work is being done to characterize the mechanisms and properties that differentiate the antibody. One is a published application directed to CDRs, which essentially define the target and specificity of the antibody. There is also an unpublished application to the humanized antibody, i.e., the therapeutic entity Hu3A5. There is also a separate application covering back-ups. If granted, the cases have a long duration of with a normal expiry of 2040 and 2041.

Liminatus will, where appropriate, seek to file on future IP opportunities that may arise, such as commercial formulations, dosing regimens, combination therapies, manufacturing methods, biomarkers, and new patient populations. The strategy going forward will be to file an International PCT application claiming priority from the U.S. or other provisional applications, with a view to ultimately entering the national/ regional phase in core pharmaceutical markets (such as US, Europe, Japan, China, etc.).

The life of a patent and the protection it affords is limited. For example, in the United States, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In Europe the expiration of an invention patent is 20 years from its filing date.

In addition to patent protection there is regulatory protection for licensed products. Biologicals currently receive 12 years regulatory protection in the U.S. In Europe there is 8 years data exclusivity followed by 2 years market exclusivity, plus 1 year for further significant indications. This means that during the first 8 years from the grant of the first marketing authorization in the E.U., data exclusivity applies. After the initial 8 year period has expired, a generic company can make use of the pre-clinical and clinical trial data of the originator in their regulatory application in an application for regulatory approval, but they still cannot market their drug during the two year period of market exclusivity. This therefore provides a total 10-year period of exclusivity.

Liminatus is not currently aware of any third-party patent property that presents a barrier to the proposed commercialization of our therapeutic asset.

License Agreements

The InnoBation License

In December 2022, the Company entered into a Subscription Agreement In Kind (the “Metavagen License”) with Metavagen LLC, owned by Chris Kim (“Metavagen”), whereby the Company received the license rights initially granted from InnoBation Bio Co., Ltd., a Korean company (“InnoBation”) to Metavagen to develop, market and sell YN1203, InnoBation Bio CAR NK biomarkers, including devices, compounds and products used to detect analyte in body or tissue, in exchange for 40,000,000 shares of Class A membership interest in the Company. The Metavagen License transaction was consummated as the Company had the right to use the license, but the license was not transferred. In March 2023, the Metavagen License was cancelled, and the Company membership interest was returned.

On October 1, 2022, Metavagen was assigned the License and Development Agreement dated as of March 30, 2022, by and between InnoBation Bio Co. Ltd. and Valetudo Therapeutics LLC, as may have been amended (the “InnoBation License”), granting exclusive worldwide rights to Develop and Commercialize the CD47 Product in the Field and exclusive worldwide rights to Develop and Commercialize the Companion Diagnostics to the CD47 Products in the Field (such italicized items bearing the meanings ascribed to them in the InnoBation License). Under the InnoBation License, the licensee is responsible for all of the developmental costs for the CD47 Products after the upfront payment of $8.2 million, which was paid by Viral Gene to InnoBation. The Company will also pay license fees and management fees to be mutually agreed with InnoBation from time to time.

The term of the InnoBation License expires on a licensed product-by-licensed product and country-by- country basis until the expiration of all royalty terms. “Royalty Term” means, on a royalty bearing CD47 product-by-royalty bearing CD47 Product and country-by-country basis, the period beginning upon commencement of the Patent Royalty Term in the applicable country and ending upon the expiration of Know-How Royalty Term in the applicable country. The License Agreement can be terminated (i) by either party if the other party remains in material breach of the license agreement following a cure period to remedy the breach, (ii) by us at will, or (iii) by either party, in its entirety, upon the other party’s bankruptcy or insolvency.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of a biological product, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent for more than five years, or beyond a total of 14 years from the product’s approval date. The patent term restoration period is composed of a “testing phase” and a “review phase” (also referred to as an “approval phase”).

The testing phase begins on the effective date of an IND and ends on the date a BLA or a New Drug Application (“NDA”) is initially submitted to FDA. The review phase is the period between the initial submission of the BLA or NDA and approval. The term of a patent may be extended for a period that is the sum of one-half of the time in the testing phase, plus all the time in the review phase, and minus any of the regulatory review period that occurs prior to the patent grant or where the sponsor did not act with due diligence. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Similar provisions for supplementary protection to compensate applicants for regulatory delays also exist in a number of territories, including Europe and Japan. Where possible we intend to apply for supplementary protection for our therapeutic assets.

Data and market exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product.

This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the large, and often complex, structure of biological products, as well as the process by which such products are manufactured, may pose significant hurdles to implementation.

At the present time, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until 12 years after the date of first licensure of the reference product.

“First licensure” typically means the initial date the particular product at issue was licensed in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

In Europe (EEA), upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EEA, during a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity.

Another company may market another version of the product if such company obtained a marketing authorization based on a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric Development

A biological product can obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. Similar provisions are also available in other territories, such as Europe.

In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s pediatric committee, or PDCO. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of exclusivity.

Competition

We face competition with respect to our current product candidate and will face competition with respect to future product candidates from segments of the pharmaceutical, biotechnology and other related markets that pursue immune-oncology treatments. Specifically, there are many companies that commercialize or are developing immuno-oncology treatments for cancer including large pharmaceutical and biotechnology companies such as Amgen, AstraZeneca, BMS, Merck, Novartis, Pfizer, Roche, and its subsidiary Genentech. Some of these competitors and competitor assets could also be opportunities for combination opportunities which is an established method that all these pharma companies have employed and are constantly searching for highly promising Liminatus type assets for such opportunities.

CD47

There are currently several CD47-targeting drug candidates in development for various cancer treatments. Magrolimab, developed by Forty Seven (acquired by Gilead Sciences), has been one of the most advanced CD47/ SIRPα axis-targeting drug candidates in development for cancer treatment. Initially seen as a frontrunner, it was under investigation in Phase 3 clinical trials for indications such as acute myeloid leukemia (AML) and high-risk myelodysplastic syndromes (MDS), often in combination with Azacitidine. However, the program has faced substantial setbacks due to efficacy concerns and safety risks. Below is an update on Magrolimab’s current status:

●	Investigated ENHANCE-3 (AML): This trial evaluated a combination therapy of Magrolimab, Azacitidine, and Venetoclax. A futility analysis revealed a lack of therapeutic benefit and an increased risk of mortality, leading to the trial’s termination.
●	ENHANCE (High-Risk MDS): The Phase 3 ENHANCE trial compared Magrolimab plus Azacitidine versus placebo plus Azacitidine. On July 25, 2023, the trial was discontinued due to insufficient efficacy.
●	ENHANCE-2 (TP53-Mutated AML): This trial tested Magrolimab and Azacitidine against Venetoclax plus Azacitidine and other standard-of-care regimens in patients with TP53-mutated AML. It was terminated on September 26, 2023, again due to futility concerns.
●	Solid Tumor Studies (ELEVATE Program): Gilead placed a partial clinical hold on Magrolimab’s solid tumor studies, including Phase 2 trials for head and neck squamous cell carcinoma (NCT04854499), solid tumors (NCT04827576), triple-negative breast cancer (NCT04958785), and colorectal cancer (NCT05330429). Although enrollment is paused, patients already enrolled and deriving clinical benefit may continue treatment after re-consenting.

Despite its potential, Magrolimab’s clinical development has been significantly hampered by challenges such as anemia caused by red blood cell binding, which remains a major safety concern. These setbacks highlight the need for improved CD47-targeting strategies, emphasizing the importance of addressing both efficacy and safety issues to realize the therapeutic promise of this target.

In contrast, our CD47 program has been designed specifically to avoid RBC binding and prevent anemia, a common side effect seen with first-generation CD47 inhibitors. This key advantage has been initially demonstrated through in vitro experiments using human blood and in vivo toxicity studies in monkeys, further supporting its safety profile. In addition, the strong results from our preclinical in vivo studies show that when our CD47 antibody is combined not only with already marketed PD-1/PD-L1 blockades but also with T cell boosters like LAG-3, TIGIT, TIM-3, and ICOS blockades, which are currently in active clinical development, it demonstrates a powerful synergistic effect. This versatility suggests significant market expansion potential as it could enhance the efficacy of various immune checkpoint inhibitors across multiple indications.

Figure 4: Second generation anti-CD47 monoclonal antibodies leading immuno-oncology drug development targeting innate immunity

Properties

On July 17, 2025, the Company entered into a sublease in Cerritos, CA for office space of approximately 1,320 sq. ft. commencing September 1, 2025 and ending June 30, 2026. The monthly rent is $2,784 per month.

We believe the property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

Employees

As of December 31, 2025, Liminatus had one full-time employee, its Chief Executive Officer, Chris Kim. Liminatus also engaged advisors, including its Chief Financial Officer, Scott Dam, and several third-party contractors, who were engaged in research and development activities. In order to successfully implement its development and commercialization plans and strategies, and as the Company continues operating as a public company, the Company expects to need additional managerial, operational, sales, marketing, financial, and other personnel.

Insurance

Our insurance policies currently include policies that cover product liability and property, casualty and general liability risks, protecting us against certain risks of loss consistent with the exposures associated with the nature and scope of our operations. Our policies are generally subject to certain deductibles, limits and policy terms and conditions.

Legal Proceedings

From time to time, we may become involved in actions, claims, litigation, and other legal proceedings occurring in the ordinary course of its business from time to time, including assertions by third parties relating to intellectual property infringement, contract breaches, or employment-related matters. Except as described below, we are not currently a party to any actions, claims, suits, or other legal procedures whose conclusion, if not determined in our favor, would have a major adverse effect on our business, financial condition, or results of operations, either individually or in the aggregate.

On August 4, 2025, Dr. Someit Sidhu (“Dr. Sidhu”) filed a complaint against the Company (collectively, the “Sidhu Matter”) for breach of contract in the New York State Supreme Court, County of New York. Dr. Sidhu alleges the Company breached a certain Letter Agreement for Consulting Services, dated December 8, 2022 (the “Consulting Agreement”) entered into by Dr. Sidhu and Iris prior to the Business Combination by failing to pay Dr. Sidhu an advisory fee of $25,000 (“Advisory Fee”) upon the execution of the Business Combination Agreement, and a $1,400,000 despac success fee (“Despac Fee” together with the Advisory Fee, the “Fees”) upon consummation of the Business Combination. Dr. Sidhu also alleges claims of unjust enrichment and quantum meruit, which likewise arise out of the Company’s alleged failure to pay Dr. Sidhu the Fees. On December 10, 2025, the Company filed a motion to dismiss Dr. Sidhu’s complaint with prejudice, which motion remains pending.

On February 6, 2026, the Company entered into a settlement and release agreement (the “Settlement Agreement”) with Clear Street LLC (the “Holder”), pursuant to which the Company agreed to issue 4,000,000 shares of its common stock, to the Holder in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by the Holder. No commission or other remuneration was paid or given, directly or indirectly, in connection with the exchange of the warrants for the shares. Pursuant to the Settlement Agreement, the Company and the Holder agreed to dismiss (a) an action pending in the United States District Court for the Central District of California and (b) an action pending in the United States District Court for the Southern District of New York, in which previously the Court entered a default judgment against the Company in the amount of $7,500,000 plus approximately $515,000 in interest, which judgment was registered in the Central District of California in the fourth quarter of 2025.

Recent Developments

Nasdaq Notices

On November 19, 2025, we received notices from Nasdaq indicating that we were no longer in compliance with (i) Nasdaq Listing Rule 5450(b)(2)(A) due to our failure to maintain a minimum Market Value of Listed Securities (MVLS) of $50,000,000 (the “MVLS Rule”), based upon a review of our MVLS for the last 30 consecutive business days and (ii) Nasdaq Listing Rule 5450(b)(2)(C) due to our failure to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15,000,000 (the “MVPHS Rule”), based upon a review of our MVPHS for the last 30 consecutive business days.

Under the Nasdaq rules, we have been provided a compliance period of 180 calendar days, or until May 18, 2026, in which to regain compliance with the MVLS Rule. If at any time during this compliance period our MVLS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance and this matter will be closed. In the event we do not regain compliance with the MVLS Rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, we may consider applying for a transfer to the Capital Market tier of Nasdaq, provided we meet such tier’s continued listing requirements.

Under the Nasdaq rules, we have been provided a compliance period of 180 calendar days, or until May 18, 2026, in which to regain compliance with the MVPHS Rule. If at any time during this compliance period our MVPHS closes at $15,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance and this matter will be closed. In the event we do not regain compliance with the MVPHS Rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, we may consider applying for a transfer to the Capital Market tier of Nasdaq, provided we meet such tier’s continued listing requirements.

On January 15, 2026, we received a notice from the Nasdaq Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price for the last 30 consecutive business days, we were no longer in compliance with Nasdaq Listing Rule 5450 (a) (1) (the “Bid Price Rule”) which requires listed securities to maintain a minimum bid price of $1 per share.

Under the Nasdaq rules, we have been provided a compliance period of 180 calendar days, or until July 14, 2026, in which to regain compliance with the Bid Price Rule. If at any time during this 180 day period the closing bid price of our common stock is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance and this matter will be closed. If we choose to implement a reverse stock split, it must complete the split no later than ten business days prior to the expiration date of the compliance period, in order to regain compliance. In the event the Company does not regain compliance during the initial compliance period, the Company may be eligible for additional time to regain compliance with the Bid Price Rule.

We are working diligently to regain compliance with Nasdaq’s listing rules. However, there can be no assurance that we will be able to regain compliance within the prescribed time period.

February 2026 Public Offering

On February 18, 2026, we closed a best efforts public offering for the sale of (i) 8,270,000 shares of our common stock, (ii) 5,543,000 pre-funded warrants to purchase up to 5,543,000 shares of our common stock and (iii) 13,813,000 common stock purchase warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per pre-funded warrant) and accompanying warrant (the “Offering”), for aggregate net proceeds of approximately $3.46 million after deducting the estimated offering expenses, including the placement agent fees. Each pre-funded warrant has an exercise price of $0.0001 per share upon issuance for one share of common stock and will not expire prior to exercise. Each warrant has an exercise price of $0.29 per share, is exercisable upon issuance for one and a half shares of common stock, and will expire five years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Maxim Group LLC acted as the placement agent in connection with the Offering.

In connection with the Offering, on February 17, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers party thereto. Pursuant to the Purchase Agreement, we agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock or file any registration statement or prospectus, or any amendment or supplement thereto for 180 days after the closing date of the Offering, subject to certain exceptions. We also agreed not to effect or enter into an agreement to effect any issuance of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock involving a Variable Rate Transaction (as defined in the Purchase Agreement) until 180 days after the closing date of the Offering, subject to certain exceptions.

In connection with the Offering, on February 17, 2026, we entered into a placement agency agreement with Maxim Group LLC, as placement agent in connection with the Offering (the “Placement Agent”). We paid the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering. We also agreed to reimburse the Placement Agent for all reasonable out-of-pocket costs and expenses incurred in connection with the Offering in an aggregate amount up to $100,000. In addition, we issued to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 690,650 shares of common stock (representing 5.0% of the number of shares of common stock sold in the Offering). The Placement Agent Warrants are immediately exercisable at an exercise price of $0.319 (or 110% of the public offering price for the shares of common stock and common warrants offered in the Offering) and will expire on the fifth anniversary of the commencement of sales of the Offering.

Available Information

The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports, proxy and registration statements filed or furnished with the SEC, are available on the SEC website. The reports filed with the SEC by our executive officers and directors pursuant to Section 16 under the Exchange Act are also available on the SEC website.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million as of our most recently completed second fiscal quarter and our annual revenue was less than $100 million during our most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by nonaffiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million as of our most recently completed second fiscal quarter. As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies.

Implications of Being an Emerging Growth Company

We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may benefit from specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	presentation of only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations in this Annual Report;
●	reduced disclosure about our executive compensation arrangements;
●	no non-binding stockholder advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may benefit from these exemptions until December 31, 2026 or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (1) December 31, 2026; (2) the first fiscal year after our annual gross revenues are $1.235 billion or more; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may choose to benefit from some but not all of these reduced disclosure obligations in future filings. If we do, the information that we provide stockholders may be different than you might get from other public companies in which you hold stock.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We acknowledge the increasing importance of cybersecurity in today’s digital and interconnected world. Cybersecurity threats pose significant risks to the integrity of our systems and data, potentially impacting our business operations, financial condition and reputation.

As a smaller reporting company, we currently do not have formalized cybersecurity measures, a dedicated cybersecurity team or specific protocols in place to manage cybersecurity risks. Our approach to cybersecurity is in the developmental stage, and we have not yet conducted comprehensive risk assessments, established an incident response plan or engaged with external cybersecurity consultants for assessments or services.

Given our current stage of cybersecurity development, we have not experienced any significant cybersecurity incidents to date. However, we recognize that the absence of a formalized cybersecurity framework may leave us vulnerable to cyberattacks, data breaches and other cybersecurity incidents. Such events could potentially lead to unauthorized access to, or disclosure of, sensitive information, disrupt our business operations, result in regulatory fines or litigation costs and negatively impact our reputation among customers and partners.

Risk Management and Strategy

We are in the process of evaluating our cybersecurity needs and developing appropriate measures to enhance our cybersecurity posture. This includes considering the engagement of external cybersecurity experts to advise on best practices, conducting vulnerability assessments and developing an incident response strategy. Our goal is to establish a cybersecurity framework that is commensurate with our size, complexity and the nature of our operations, thereby reducing our exposure to cybersecurity risks.

In addition, the Board will oversee any cybersecurity risk management framework and a dedicated committee of the Board, or an officer appointed by the Board will review and approve any cybersecurity policies, strategies and risk management practices.

Despite our efforts to improve our cybersecurity measures, there can be no assurance that our initiatives will fully mitigate the risks posed by cyber threats. The landscape of cybersecurity risks is constantly evolving, and we will continue to assess and update our cybersecurity measures in response to emerging threats.

Item 2. Properties.

On July 17, 2025, the Company entered into a sublease in Cerritos, CA for office space of approximately 1,320 sq. ft. commencing September 1, 2025 and ending June 30, 2026. The monthly rent is $2,784 per month.

We believe the property has been adequately maintained, is generally in good condition, and is suitable and adequate for our business.

Item 3. Legal Proceedings.

From time to time, we may become involved in actions, claims, litigation, and other legal proceedings occurring in the ordinary course of its business from time to time, including assertions by third parties relating to intellectual property infringement, contract breaches, or employment-related matters. Except as described below, we are not currently a party to any actions, claims, suits, or other legal procedures whose conclusion, if not determined in our favor, would have a major adverse effect on our business, financial condition, or results of operations, either individually or in the aggregate.

On August 4, 2025, Dr. Someit Sidhu (“Dr. Sidhu”) filed a complaint against the Company (collectively, the “Sidhu Matter”) for breach of contract in the New York State Supreme Court, County of New York. Dr. Sidhu alleges the Company breached a certain Letter Agreement for Consulting Services, dated December 8, 2022 (the “Consulting Agreement”) entered into by Dr. Sidhu and Iris prior to the Business Combination by failing to pay Dr. Sidhu an advisory fee of $25,000 (“Advisory Fee”) upon the execution of the Business Combination Agreement, and a $1,400,000 despac success fee (“Despac Fee” together with the Advisory Fee, the “Fees”) upon consummation of the Business Combination. Dr. Sidhu also alleges claims of unjust enrichment and quantum meruit, which likewise arise out of the Company’s alleged failure to pay Dr. Sidhu the Fees. On December 10, 2025, the Company filed a motion to dismiss Dr. Sidhu’s complaint with prejudice, which motion remains pending.

On February 6, 2026, the Company entered into the Settlement Agreement with the Holder, pursuant to which the Company agreed to issue 4,000,000 shares of its common stock, to the Holder in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by the Holder. No commission or other remuneration was paid or given, directly or indirectly, in connection with the exchange of the warrants for the shares. Pursuant to the Settlement Agreement, the Company and the Holder agreed to dismiss (a) an action pending in the United States District Court for the Central District of California and (b) an action pending in the United States District Court for the Southern District of New York, in which previously the Court entered a default judgment against the Company in the amount of $7,500,000 plus approximately $515,000 in interest, which judgment was registered in the Central District of California in the fourth quarter of 2025.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock and public warrants are listed on the Global Market tier of Nasdaq and the Capital Market tier of Nasdaq, respectively, under the symbols “LIMN” and “LIMNW,” respectively.

Holders

Based upon information furnished by our transfer agent, as of March 27, 2026, there were 10 holders of record of our common stock, 1 holder of record of the public warrants and 1 holder of the private warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividend Policy

The Company has not paid any cash dividends on its common stock to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board. The Board currently anticipates that we will retain all or our earnings, if any, for use in our business and operations and, accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

2025 Omnibus Equity Incentive Plan

In connection with the Business Combination, the Company adopted the Liminatus Pharma, Inc. 2025 Omnibus Equity Incentive Plan (the “2025 Plan”). On March 4, 2025, the shareholders of the Company approved the adoption of the 2025 Plan. The 2025 Plan provides for the grant of distribution equivalent rights, incentive share options, non-qualified share options, performance stock, performance units, restricted common stock, restricted stock units, share appreciation rights, tandem share appreciation rights, unrestricted common stock or any combination of the foregoing. Officers, employees, directors, consultants and advisers to the Company and its subsidiaries will be eligible for grants under the 2025 Plan. As of March 27, 2026, a total of 2,000,000 shares of common stock are reserved for issuance pursuant to the 2025 Plan.

EQUITY PLAN INFORMATION

	Number of	Weighted
	securities to be	average	Number of
	issued upon	exercise price	securities
	exercise of	of outstanding	remaining
	outstanding	options,	available for
	options,	warrants and	future
Plan Category:	warrants and rights:	rights:	issuance:
2025 Equity Incentive Plan:
Equity compensation plans approved by security holders	—	$—	2,000,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,000,000

Item 6. [Reserved]

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

References in this Annual Report to “we,” “us,” “our” or the “Company” refer to Liminatus Pharma, Inc. (successor to Iris Parent Holding Corp.) and its subsidiaries. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this document may constitute “forward-looking statements” for purposes of the federal securities laws. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the public filings made with the SEC by the Company. The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination

On November 30, 2022, Iris Acquisition Corp, a Delaware corporation (“Iris”), the Company, Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Pharma Merger Sub, Inc. (“Liminatus Merger Sub”) and SPAC Merger Sub, Inc. (“SPAC Merger Sub”) entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”).

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

In addition, at the Closing Date, the Company settled deferred underwriting fees incurred by Iris prior to the closing date of $7,000,000 for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. At the Closing Date, the shares were not issued to the underwriters and the Company recorded as a liability with a fair value of $7,049,000. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

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

Results of Operations

The following is a comparative of our results of operations for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
General and administrative	$2,967,812	$644,619
Research and development	—	2,685,334
Total operating expenses	2,967,812	3,329,953
Loss from operations	(2,967,812)	(3,329,953)
Other expense, net	(7,238,705)	(216,356)
Net income (loss)	$(10,206,517)	$(3,546,309)

Revenue

We did not generate revenue during either of the years ended December 31, 2025 and 2024. Our ability to generate revenue in the future will depend almost entirely on our ability to successfully develop successful commercial products with our intellectual property.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses increased by approximately $2.3 million during the year December 31, 2025 as compared to the year ended December 31, 2024 primarily due to increases in accounting and legal expenses incurred in connection with the Business Combination and due to the entity now operating as a publicly traded company.

Research and Development Expenses

Research and development expenses consist of costs incurred by TDT who was performing the research and development activities for the Company in accordance with the license agreements with TDT and the annual fee paid to TDT. Research and development expenses decreased by approximately $2.7 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024 as a result of the termination of TDT’s license agreements on August 11, 2024.

Other Expenses, net

Other expense, net increased by $7,022,349 from $216,356 of other expense for the year ended December 31, 2024 to $7,238,705 of other expense for the year ended December 31, 2025. The increase is primarily due the Company recognizing other income of $2,142,297 related to the settlement of TDT’s payables and an unrealized gain on the change in fair value of the warrant liabilities of $54,312, offset by an unrealized loss on the change in the fair value of deferred underwriting fee paid in common stock of $196,000, a loss on the issuance of common stock of $1,740,000 related to the issuance of common stock in exchange for the cancellation of warrants and $7,360,000 of expenses related to the fair value of common stock to be issued in February of 2026 due to settlement of the Clear Street litigation, discussed elsewhere in this filing, for a contingent liability that became reasonably estimable prior to the issuance of these consolidated financial statements. No such transactions occurred during the year ended December 31, 2024. The Company recognized interest expense of $215,903 on related party promissory notes during the year ended December 31, 2025 as compared to interest expense of $338,882 during the year ended December 31, 2024 due to a decrease in the related party promissory notes principal balance following the closing of the Business Combination. Further, the Company recognized interest income of $76,589 on loans receivable with Iris during the year ended December 31, 2025 as compared to interest income of $122,526 during the year ended December 31, 2024. In connection with the closing of the Business Combination on April 30, 2025, the loans receivable with Iris were terminated, thus no interest income is expected in future periods.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the date that the consolidated financial statements are issued. Through December 31, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing.

As of December 31, 2025, the Company had $337,655 of cash in its bank accounts. As of December 31, 2025 and 2024, there was $1,442,500 and $19,973,000, respectively, of related party debts, which are included in Short-term debt, related parties in the accompanying consolidated balance sheets.

The Company has incurred operating losses since inception and expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. The Company has an accumulated deficit of $38,871,733 as of December 31, 2025. The Company had a (loss) from operations and net (loss) of $(2,967,812) and $(10,206,517), respectively, for the year ended December 31, 2025. The Company had a (loss) from operations and net (loss) of $(3,329,953) and $(3,546,309), respectively, for the year ended December 31, 2024.

On February 17, 2026, the Company announced the pricing of a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 pre-funded warrants to purchase up to 5,543,000 shares of common stock (the “Pre-Funded Warrants”) and (ii) 13,813,000 common stock purchase warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant. On February 18, 2026, in connection with the Offering, the Company received net proceeds of approximately $3.46 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements—Going Concern, management has concluded that there is substantial doubt about its ability to continue as a going concern for one year after the date that the accompanying consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024
Net cash used in operating activities	$(9,963,318)	$(1,451,066)
Net cash used in investing activities	(788,108)	(2,850,000)
Net cash provided by financing activities	11,032,762	3,923,000
Net change in cash	$281,336	$(378,066)

Net cash used in operating activities for the years ended December 31, 2025 increased by $8,512,252 as compared to the year ended December 31, 2024. The increase in cash used in operating activities is primarily due to an increase in net loss during the year ended December 31, 2025 of $6,660,208 when compared to the net loss for the year ended December 31, 2024, an increase in payments of accounts payable and accrued expenses of $4,035,340 as a result of increased compliance and legal fees as a public entity, settlement of amounts due to related parties of $3,427,000, and amounts due to research and development partner of $1,540,359 for the year ended December 31, 2025 as compared to the same period in the prior year. The increase is further a result of the operating activities, adjusted for non-cash transactions including a contingent liability for common stock to be issued of $7,360,000, issuance of common stock in connection with surrender of warrants of $1,740,000, change in fair value of deferred underwriting fee payable of $196,000 and forgiveness of related party receivables of $126,275, offset by the non-cash settlement of the TDT payables of $2,142,297 for the year ended December 31, 2025 as compared to no such activity during the same period in the prior year.

Net cash used in investing activities for the year ended December 31, 2025 decreased by $2,061,892 as compared to the year ended December 31, 2024. The decrease in cash used in investing activities is primarily due to less issuances of loans to Iris prior to the Business Combination.

Net cash provided by financing activities for the year ended December 31, 2025 increased by $7,109,762 as compared to the year ended December 31, 2024. The increase in cash provided by financing activities is primarily due to proceeds received of $10,556,500 from the PIPE Financing, offset by $2,563,738 in payments for the transaction costs in connection with the Business Combination. Further, the Company had proceeds from related party debt of $4,340,000, which is offset by payments of related party debt of $1,300,000 during the year ended December 31, 2025 as compared to proceeds of $3,923,000 during the year ended December 31, 2024. No such payments occurred during the year ended December 31, 2024.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The actual results could materially differ from those estimates.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2025, 5,899,975 of the Company’s Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the year ended December 31, 2025, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $54,312. During the year ended December 31, 2024, the Company had no unrealized gain or loss on the change in fair value of the warrant liabilities.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on January 1, 2025 and determined that the adoption does not have a material impact on these consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

The Company does not currently have exposure to the foreign exchange risk arising from foreign currency exposures, primarily in relation to the US dollar.

Interest Rate Risk

Interest rate risk is the risk that changes in market interest rates affect our revenues or the fair value of our financial instruments. Our exposure to the risk of changes in market interest rates arises primarily from short-term investments and long-term borrowings. Each of the Company borrowings are subject to fixed interest rates (see Indebtedness above). The Company has no variable rate instruments, and all instruments are subject to fixed interest rates.

Credit Risk

Credit risk is the risk of financial loss to us if a customer or counterparty to a financial instrument fails to meet its contractual obligations and arises principally from our receivables from customers. The carrying amounts of financial assets and contract assets represent the maximum credit exposure. We believe we are not exposed to significant credit risk concentration, whether through exposure to individual customers, specific industry sectors and/or regions.

Liquidity Risk

We manage liquidity risk by monitoring cash balances on hand, working capital, and operating cash flows. When operating cash flows are not sufficient to fund the company’s operations, the Company will need to raise additional financing. The Company intends to raise such capital through additional equity and debt raises. See “Liquidity and Capital Resources.”

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025.

Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the year ended December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

After identifying the material weaknesses, we have commenced our remediation efforts by taking the following steps:

●	We are in the process of designing formal written policies and procedures regarding internal controls over financial reporting.
●	We are increasing communication with our personnel and third-party professionals with whom we consult regarding complex accounting applications.
●	We are evaluating the need for additional qualified personnel.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria and the material weakness discussed above, management concluded that our internal controls over financial reporting were not effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal year that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company and a smaller reporting company.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth information as of the date of this Annual Report, with respect to the individuals who serve as the executive officers and directors of Company, including their positions, and is followed by a biography of each such individual.

Name	Age	Position
Chris Kim	67	Chief Executive Officer and Director
Scott Dam	47	Chief Financial Officer
Byong C. Yoo, PhD	54	Chief Science Officer
Sang-jin Daniel Lee, PhD	58	Head of Research & Development
Beom K. Choi	54	Chief Technology Officer
Eun Sook Lee, MD, PhD(1)(2)(3)	64	Independent Director
Nicholas Fernandez(1)(2)(3)	42	Independent Director
Ji Yeon Baek(1)(2)(3)	54	Independent Director
Philip Lemons	55	Independent Director
Richard Baek	33	Independent Director
(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Corporate Governance Committee.
(3)	Member of the Compensation Committee.

Executive Officers

Mr. Chris Kim, JD, LLM —Chief Executive Officer

Mr. Chris Kim has been Liminatus Pharma, LLC’s Chief Executive Officer and Managing Member since its founding in May 2018 and has been the Chief Executive Officer and Director of Liminatus Pharma, Inc. since November 23, 2022. From December 2016 to the present, he has also served as Chief Executive Officer of Viral Gene, Inc., Philadelphia, PA. From January 2007 to October 2017, he was Counsel for DeHeng Law Office NY, the largest law firm in China. Mr. Kim has over 30 years of experience in intellectual property law including patent, trademark, copyright, trade secret, unfair competition, and other related areas.

Mr. Kim is a graduate of University of Pennsylvania Law School, LLM, SJD (C), M&A, Corporate Financing, Investment. He completed Saïd Business School, University of Oxford, Oxford Entrepreneurship: Venture Finance Programme, Certificate, 2019 – 2020, and the Harvard University Business School, Entrepreneurs Essentials, Certificate, 2018 – 2019.

Mr. Scott Dam — Chief Financial Officer

Mr. Dam has been the Chief Financial Officer of Liminatus Pharma, Inc. since April 30, 2025. Since July 2020, Mr. Dam has been Head of Credit & Market Risk for NTT Data, a global innovator of IT and business services. From January 2018 to June 2020, Mr. Dam was a Business Partner of Thynk Digital. Mr. Dam’s prior professional experience includes working as an executive at Bank of America, Merrill Lynch and Wells Fargo and advisory to C-Level clients at Global Significant Investment Banks and Private Equity Firms. Mr. Dam received a MBA from Queens University, McColl School of Business, and a Bachelor of Science in Business Administration from the University of North Carolina at Charlotte. He previously served on the Board of Cleveland Diabetes Care and as Treasurer and on the Board of Directors for Hope Haven, a 501(c)3 Non - Profit in Charlotte, North Carolina.

Mr. Byong Chul Yoo, PhD — Chief Science Officer

Dr. Yoo has been the Chief Science Officer of Liminatus Pharma, Inc. since April 30, 2025. Since March 2023, Dr. Yoo has been the Chief Executive Officer of InnoBation Bio Inc. From 2019 to 2023, Dr. Yoo was the Principal Scientist at the Division of Translational Science, National Cancer Center, Republic of Korea. From 2018 to 2023, he has also been an Adjunct Professor at Department of Cancer Biomedical Science, National Cancer Center Graduate School of Cancer Science and Policy, Republic of Korea. From 2013 to 2019, Dr. Yoo was a Senior Scientist at Colorectal Cancer Branch and the Biomarker Branch, Research Institute, National Cancer Center, Republic of Korea. From 2006 to 2013, he was an Associate Scientist in the Colorectal Cancer Branch.

Dr. Yoo received a PhD from the University of Vienna, Vienna, Austria. He did a one year post-doctorate program at Yale University. He received his Master of Science and Bachelor of Science degrees from Sung Kyun Kwan University, Graduate School, Republic of Korea.

Dr. Sang-jin Daniel Lee, PhD — Head of Research and Development

Dr. Lee has been the Head of Research and Development of Liminatus Pharma, Inc. since April 30, 2025. Dr. Lee has been Principal Scientist, National Cancer Center of Korea, Immunology Division, since 2017. From 2019 to 2021, Dr. Lee was the Head, Cancer Immunology Division, National Cancer Center. From 2014 to the present, he has been a Professor, Graduate School of Cancer Science and Policy. From 2010 to 2016, Dr. Lee was the Chief, Genitourinary Cancer Branch, National Cancer Center.

He received a Doctorate of Philosophy from the University of Virginia, Charlottesville, Virginia, a Master of Science from the University of Wisconsin, Madison, and a Bachelor of Science from Seoul National University, Seoul, Korea.

Dr. Beom K. Choi — Chief Technology Officer

Dr. Choi has been the Chief Technology Officer of Liminatus Pharma, Inc. since April 30, 2025. Since 2022, Dr. Choi has been Chief Technology Officer for InnoBation Bio, Inc., based in Seoul, Republic of Korea. Since 2022, he has also been the Chief Executive Officer of Samda BioLab, which focuses on the efficacy of biopharmaceuticals. From 2018 to 2022, Dr. Choi was the QA manager, Biomedicine Production Branch, National Cancer Center. From 2012 to 2017, he was the Chief, Biomedicine Production Branch (cGMP facility for T cell therapeutics), National Cancer Center. From 2011 to 2019, Dr. Choi held the position of Senior Scientist, Cancer Immunology Branch, National Cancer Center.

Dr. Choi received his PhD in 2005 from Department of Immunology and Biomedicine, University of Ulsan, Ulsan, Korea. He received his Master of Science and Bachelor of Science degrees from the Department of Microbiology, College of Life Science, Hannam University, Daejeon, Korea. Dr. Choi is the author of numerous research papers and articles about cellular immunology and various treatments for cancer.

Independent Directors

Eun Sook Lee, MD, PhD

Dr. Lee has been a director of Liminatus Pharma, Inc. since April 30, 2025. Since 2020, Dr. Lee has been a surgeon at the Center for Breast Cancer, National Cancer Center, Korea. She is also currently Honorary Professor, Graduate School of Cancer Science and Policy National Cancer Center, Korea. From 2017 to 2020, she was the President of the National Cancer Center, Korea. From 2017 to 2020, Dr. Lee was also President of the National Cancer Center Graduate School of Cancer Science and Policy. From 2016 to 2017, she was the Head of the Program for Immunotherapy Research, National Cancer Center.

Dr. Lee received her MD and PhD from Korea University Graduate School, Seoul, Korea. She also received a Master’s degree in Medicine from Medicine Korea University Graduate School. Dr. Lee received a Bachelor’s Degree from Korea University College of Medicine. She is a board member of numerous medical societies.

Nicholas Fernandez

Mr. Fernandez has been a director of Liminatus Pharma, Inc. since April 30, 2025. Mr. Fernandez has almost 20 years of experience across operations, accounting and finance. Mr. Fernandez has been with Athanor Capital, a hedge fund, since December 2019, most recently serving as Chief Operating Officer and Chief Financial Officer. Mr. Fernandez has chaired the Valuation Committee in addition to sitting on the Management Committee. Previously, he was the Chief Financial Officer of the Asset Management and Alternative

Investments Divisions of Jeffries LLC, a global bulge bracket investment bank, from February 2017 to April 2019. Prior to that, Mr. Fernandez worked at a variety of alternative investment managers in several capacities, progressing from a Fund Accountant to a Controller/Director of Operations. He started his career in public accounting with Ernst & Young in their Financial Services Office in New York, in their asset management practice with a concentration/serving Hedge, Private Equity and Venture Funds, as well as consulting. Mr. Fernandez earned a BS in Accounting and Finance with a minor in Business Administration from the University at Albany, SUNY. Mr. Fernandez holds an active Certified Public Accountant License in the state of New York. Mr. Fernandez serves on the Board of Iris Acquisition Corp.

Ji Yeon Baek, MD, PhD

Dr. Baek has been a director of Liminatus Pharma, Inc. since April 30, 2025. Dr. Baek has extensive clinical experience, combined with a track record of successfully leading impactful studies in colorectal and rectal cancer. Since March 2024, Dr. Baek has been a clinical professor at Korea University Guro Hospital. From 2009 to 2024, Dr. Baek was a research medical oncologist at National Cancer Center, Republic of Korea. From 2018 to 2019, she was a visiting investigator at Dana- Farber Cancer Center. Dr. Baek received her MD, MS and PhD at The Catholic University of Korea.

Philip Lemons

Mr. Lemons has been a director of Liminatus Pharma, Inc. since July 10, 2025. Mr. Lemons brings extensive expertise in clinical research and development, with over two decades of leadership roles across global research institutions and consulting firms. Mr. Lemons has served as Chief Business Officer and a board member of ICE Global Consulting, Inc., a clinical research consulting company, since October 2020 and as consultant and owner of Nine18 Consulting, LLC since July 2013. Mr. Lemons has also held senior executive positions at Duke Clinical Research Institute, Clintrax Global, and Momentum Research, where he led clinical trial strategy, business development, and international collaborations. Mr. Lemons holds a Bachelor of Science degree in business management from Guilford College.

Richard Baek

Richard Baek has been a director of Liminatus Pharma, Inc. since July 10, 2025. Mr. Baek brings extensive expertise across multiple sectors in financial oversight, internal controls and regulatory compliance. He has demonstrated the ability to ensure adherence to accounting standards and financial regulations. Since December 2022, Mr. Baek has served as Vice President, Head of Finance & Business at Studio City PXL, a marketing and advertising agency. From November 2021 to June 2022, Mr. Baek was Finance Director at Hawke Media. From April 2021 to November 2021, Mr. Baek was Associate Finance Director at RAPP (an Omnicom company). Mr. Baek holds a Bachelor of Science degree in business management from the University of San Francisco.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers.

Corporate Governance

Composition of the Board

The Company’s business and affairs are organized under the direction of its board of directors. Chris Kim serves as Chair of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to the Company’s management. The Board meets on a regular basis and additionally as required.

In accordance with the terms of the Company’s Bylaws, the Board may establish the authorized number of directors from time to time by resolution. The Board consists of six (6) members. In accordance with the Company’s Certificate of Incorporation, the Board is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. The Company’s directors are divided among the three classes as follows:

●	the Class I directors are Nicholas Fernandez and Dr. Ji Yeon Baek, with terms that will expire at the annual meeting of stockholders to be held in 2026;

●	the Class II directors are Dr. Eun Sook Lee and Richard Baek, with terms that will expire at the annual meeting of stockholders to be held in 2027; and
●	the Class III directors are Chris Kim and Philip Lemons, with terms that will expire at the annual meeting of stockholders to be held in 2028.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

The division of the Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

The Company is required to comply with the applicable rules of Nasdaq in determining whether a director is independent. The Company undertook a review of the independence of the individuals named above and has determined that each of Dr. Eun Sook Lee, Dr. Ji Yeon Baek, Nicholas Fernandez, Philip Lemons and Richard Baek qualifies as “independent” as defined under the applicable Nasdaq rules.

Board Leadership Structure

Our Board has not adopted a formal policy regarding the separation of the offices of Chief Executive Officer and Chairman of the Board. However, our Bylaws provide that an executive officer may also hold the position of Chairman of the Board. The Board has determined that combining the roles of Chief Executive Officer and Chairman of the Board is appropriate for the Company at this time. This leadership structure provides unified direction and facilitates efficient and timely decision-making. The Chief Executive Officer’s extensive experience, institutional knowledge, and deep understanding of the Company’s business, technology, and strategic objectives enable effective leadership of both management and the Board. The Board believes this structure promotes clear accountability and enhances the Company’s ability to execute its strategic initiatives. The Board retains responsibility for independent oversight of management and corporate governance matters.

Role of the Board in Risk Oversight

One of the key functions of the Board is informed oversight of the Company’s risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, the Board is responsible for monitoring and assessing strategic risk exposure and the Company’s audit committee will have the responsibility to consider and discuss the Company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee also monitors compliance with legal and regulatory requirements. The Company’s compensation committee also assesses and monitors whether the Company’s compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Committees of the Board

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of the Board are described below. Members serve on these committees until their resignation or until otherwise determined by the Board. The Board may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

The Company’s audit committee consists of Dr. Eun Sook Lee, Dr. Ji Yeon Baek and Nicholas Fernandez.

The Board has determined that each member of the audit committee satisfies the independence requirements under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the audit committee is Nicholas Fernandez. The Board has determined that Nicholas Fernandez is qualified as an “audit committee financial expert” within the meaning of SEC regulations to serve on the Board and the audit committee. Each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our corporate accounting and financial reporting processes, systems of internal control and financial statement audits, and to oversee the Company’s independent registered public accounting firm.

Specific responsibilities of our audit committee include:

●	helping the Board oversee corporate accounting and financial reporting processes;
●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit the Company’s consolidated financial statements;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, the Company’s interim and year-end operating results;
●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
●	reviewing related person transactions;
●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes the Company’s internal quality control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
●	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

The compensation committee consists of Dr. Eun Sook Lee. Dr. Ji Yeon Baek and Nicholas Fernandez. The chair of the compensation committee is Dr. Eun Sook Lee. The Board has determined that each member of the compensation committee is independent under the Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

The primary purpose of the compensation committee is to discharge the responsibilities of the Board in overseeing the compensation policies, plans and programs and to review and determine the compensation to be paid to executive officers, directors and other senior management, as appropriate. Specific responsibilities of the compensation committee include:

●	reviewing and approving the compensation of the chief executive officer, other executive officers and senior management;
●	reviewing and recommending to the Board the compensation of directors;
●	administering the equity incentive plans and other benefit programs;
●	reviewing, adopting, amending and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections and any other compensatory arrangements for the executive officers and other senior management; and
●	reviewing and establishing general policies relating to compensation and benefits of the employees, including the overall compensation philosophy.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Dr. Eun Sook Lee, Dr. Ji Yeon Baek and Nicholas Fernandez. The chair of the nominating and corporate governance committee is Nicholas Fernandez. The Board has determined that each member of the nominating and corporate governance committee is independent under the Nasdaq listing standards.

Specific responsibilities of the nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on the Board;
●	considering and making recommendations to the Board regarding the composition and chairmanship of the committees of the Board;
●	developing and making recommendations to the Board regarding corporate governance guidelines and matters, including in relation to corporate social responsibility; and
●	overseeing periodic evaluations of the performance of the Board, including its individual directors and committees.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its executive officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on the Company’s website. In addition, the Company has posted on its website all disclosures that are required by law or the listing standards of Nasdaq concerning any amendments to, or waivers from, any provision of the Code of Ethics. The reference to the Company’s website address does not constitute incorporation by reference of the information contained at or available through the Company’s website.

Compensation Committee Interlocks and Insider Participation

None of the intended members of the Company’s compensation committee has ever been an executive officer or employee of the Company. None of the Company’s executive officers currently serve, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of the Board or compensation committee.

Limitation on Liability and Indemnification of Directors and Officers

The Company’s Certificate of Incorporation limits a directors’ liability to the fullest extent permitted under the DGCL. The DGCL provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability:

●	for any transaction from which the director derives an improper personal benefit;
●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	for any unlawful payment of dividends or redemption of shares; or
●	for any breach of a director’s duty of loyalty to the corporation or its stockholders.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of the directors will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and the amended and restated bylaws provide that the Company will, in certain situations, indemnify its directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, the Company has entered into separate indemnification agreements with its directors and officers. These agreements, among other things, require the Company to indemnify its directors and officers for certain expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of its directors or officers or any other company or enterprise to which the person provides services at the Company’s request.

The Company maintains a directors’ and officers’ insurance policy pursuant to which its directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in the Company’s Certificate of Incorporation and amended and restated bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

Liminatus Named Executive Officer and Director Compensation

This section discusses the material components of the executive compensation program for (i) the individual who served as our principal executive officer during fiscal years 2025 and 2024; and (ii) our next two most highly compensated executive officers who earned more than $100,000 during fiscal years 2025 and 2024 and were serving as executive officers as of December 31, 2025 or 2024. We refer to these individuals as our “named executive officers.”

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table – Years Ended December 31, 2025 and 2024

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024:

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Chris Kim, Chief Executive Officer	12/31/2025	183,333	—	—	—	—	—	183,333
	12/31/2024	144,000	—	—	—	—	—	144,000
(1)	These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

Executive Compensation Arrangements

On April 15, 2018, we entered into an employment agreement with Chris Kim, to serve as our Chief Executive Officer. Pursuant to the employment agreement, Mr. Kim is entitled to receive a base annual salary of at least $120,000, which is subject to review and potential increase by the Board at least once per fiscal year. Unless the Board decides otherwise, the base salary will be increased by predetermined percentages on specified dates: 15% in 2020, 20% in 2022, 25% in 2024, and 30% in 2026. These increases (the “Increased Margin”) are to be paid in cash as additional salary. However, any personal expenses charged to the Company credit card will be counted together with the increased salary and may not exceed the applicable Increased Margin. Under the terms of the employment agreement, Mr. Kim’s base salary will be set at $200,000 per year if the Company is listed on Nasdaq or the New York Stock Exchange, regardless of the foregoing provisions. Notwithstanding the foregoing, Mr. Kim received $12,000 per month through April 2025, and has been receiving $16,667 per month beginning May 2025 as compensation. Mr. Kim is entitled to participate in the Company’s employee benefit plans and the Board has the discretion to award Mr. Kim a bonus in an amount up to 100% of Mr. Kim’s salary at the end of each year. If the Company terminates Mr. Kim’s employment without cause, the Company will be obligated to pay Mr. Kim’s then salary for two years following termination in accordance with the Company’s regular payroll practices.

As of December 31, 2025 and 2024, the Company has $0.21 million and $0.19 million, respectively, in deferred compensation due to Chris Kim, our Chief Executive Officer, under his employment agreement.

Other than the compensation agreement described above, the Company has no other executive compensation, change in control or similar agreements or arrangements.

2025 Omnibus Equity Incentive Plan

The Company has adopted the 2025 Omnibus Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting. The purpose of the Incentive Plan is to help us attract, motivate and retain such persons with awards designed for the U.S. market and thereby enhance stockholder value.

Administration.   The Incentive Plan is administered by the compensation committee of the Board (the “Plan Committee”). The Plan Committee will have the power to determine, among other items, the terms of the awards granted under the Incentive Plan, including the exercise price, the number of shares subject to each award (and the class of shares), and the exercisability and vesting terms of the awards. The Plan Committee also will have the power to determine the persons to whom and the time or times at which awards will be made and to make all other determinations and take all other actions advisable for the administration of the Incentive Plan. All decisions made by the Plan Committee pursuant to the provisions of the Incentive Plan will be final, conclusive and binding. To the extent desirable to qualify transactions under the Incentive Plan as exempt under Rule 16b-3 of the Exchange Act, the transactions contemplated under the Incentive Plan will be structured to satisfy the requirements for exemption under Rule 16b-3. Awards granted to participants who are insiders subject to Section 16 of the Exchange Act must be approved by two or more “non-employee directors” of the Company Board (as defined in the regulations promulgated under Section 16 of the Exchange Act).

Grant of Awards; Shares Available for Awards.   The Incentive Plan provides for the grant of awards which are distribution equivalent rights, incentive share options, non-qualified share options, performance stock, performance units, restricted common stock, restricted stock units, share appreciation rights (“SARs”), tandem share appreciation rights, unrestricted common stock or any combination of the foregoing, to key management employees and non-employee directors of, and non-employee consultants of, Company or any of its subsidiaries (each a “Participant”) (however, solely Company employees or employees of Company subsidiaries are eligible for awards which are incentive share options). We have reserved a total of 2,000,000 shares of common stock for issuance as or under awards to be made under the Incentive Plan. To the extent that an award lapses, expires, is canceled, is terminated unexercised or ceases to be exercisable for any reason, or the rights of its holder terminate, any common stock subject to such award shall again be available for the grant of a new award. The Incentive Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Company Board (except as to awards outstanding on that date). The Company Board in its discretion may terminate the Incentive Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Incentive Plan’s termination shall not materially and adversely impair the rights of a holder, without the consent of the holder, with respect to any award previously granted. The number of shares of common stock for which awards which are options or SARs may be granted to a Participant under the Incentive Plan during any calendar year is limited to a number of shares equal to ten percent (10%) of the total number of shares of common stock of the Company outstanding on the last day of the prior calendar year.

Future new hires, non-employee directors and additional non-employee consultants are eligible to participate in the Incentive Plan as well. The number of awards to be granted to officers, non-employee directors, employees and non-employee consultants cannot be determined at this time as the grant of awards is dependent upon various factors such as hiring requirements and job performance.

Options.   The term of each share option shall be as specified in the option agreement; provided, however, that except for share options which are incentive share options (“ISOs”), granted to an employee who owns or is deemed to own (by reason of the attribution rules applicable under Code Section 424(d)) more than 10% of the combined voting power of all classes of our common stock or the capital stock of our subsidiaries (a “ten percent stockholder”), no option shall be exercisable after the expiration of ten (10) years from the date of its grant (five (5) years for an employee who is a ten percent stockholder).

The price at which a share may be purchased upon exercise of a share option shall be determined by the Plan Committee; provided, however, that such option price: (i) shall not be less than the fair market value of a share on the date such share option is granted, and (ii) shall be subject to adjustment as provided in the Incentive Plan. The Plan Committee or the Company Board shall determine the time or times at which or the circumstances under which a share option may be exercised in whole or in part, the time or times at which options shall cease to be or become exercisable following termination of the share option holder’s employment or upon other conditions, the methods by which such exercise price may be paid or deemed to be paid, the form of such payment, and the methods by or forms in which common stock will be delivered or deemed to be delivered to Participants who exercise share options.

Options which are ISOs shall comply in all respects with Section 422 of the Code. In the case of ISOs granted to a ten percent stockholder, the per share exercise price under such ISO (to the extent required by the Code at the time of grant) shall be no less than

110% of the fair market value of a share on the date such ISO is granted. ISOs may only be granted to employees of Company or one of its subsidiaries. In addition, the aggregate fair market value of the shares subject to an ISO (determined at the time of grant) which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. And Option which specifies that it is not intended to qualify as ISOs or any Option that fails to meet the requirement of an ISO at any point in time will automatically be treated as a nonqualified option (“NQSO”) under the terms of the Plan.

Restricted Stock Awards.   A restricted stock award is a grant or sale of common stock to the Participant, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the Plan Committee or the Company Board may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such installments or otherwise, as the Plan Committee or the Company Board may determine at the date of grant or purchase or thereafter. Except to the extent restricted under the terms of the Incentive Plan and any agreement relating to the restricted stock award, a Participant who is granted or has purchased restricted stock shall have all of the rights of a stockholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the Plan Committee or the Company Board or in the award agreement). During the restricted period applicable to the restricted stock, subject to certain exceptions, the restricted stock may not be sold, transferred, pledged, hypothecated, or otherwise disposed of by the Participant.

Unrestricted Stock Awards.   An unrestricted stock award is the award of common stock which are not subject to transfer restrictions. Pursuant to the terms of the applicable unrestricted stock award agreement, a holder may be awarded (or sold) common stock which are not subject to transfer restrictions, in consideration for past services rendered thereby to us or an affiliate or for other valid consideration.

Restricted Stock Unit Awards.   A restricted stock unit award provides for a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The Plan Committee shall set forth in the applicable restricted stock unit award agreement the individual service-based or performance-based vesting requirement which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the holder. The vesting restrictions under any restricted stock unit award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a restricted stock unit shall be entitled to receive a cash payment equal to the fair market value of a stock, or one (1) share, as determined in the sole discretion of the Plan Committee and as set forth in the restricted stock unit award agreement, for each restricted stock unit subject to such restricted stock unit award, if and to the extent the applicable vesting requirement is satisfied. Such payment shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted stock unit first becomes vested.

Performance Unit Awards.   A performance unit award provides for a cash payment to be made to the holder upon the satisfaction of predetermined individual and/or Company performance goals or objectives, based on the number of units awarded to the holder. The Plan Committee shall set forth in the applicable performance unit award agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the holder and/or Company would be required to satisfy before the holder would become entitled to payment, the number of units awarded to the holder and the dollar value assigned to each such unit. The vesting restrictions under any performance under award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code. At the time of such award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a performance unit shall be entitled to receive a cash payment equal to the dollar value assigned to such unit under the applicable performance unit award agreement if the holder and/or Company satisfy (or partially satisfy, if applicable under the applicable performance unit award agreement) the performance goals and objectives set forth in such performance unit award agreement. If achieved, such payment shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of Company’s fiscal year to which such performance goals and objectives relate.

Performance Stock Awards.   A performance stock award provides for distribution of common stock (or cash equal to the fair market value of shares) to the holder upon the satisfaction of predetermined individual and/or Company goals or objectives. The Plan Committee shall set forth in the applicable performance stock award agreement the performance goals and objectives (and the period of time to which such goals and objectives shall apply) which the holder and/or Company would be required to satisfy before the holder would become entitled to the receipt of common stock pursuant to such holder’s performance stock award and the number of shares of common stock subject to such performance stock award. The vesting restrictions under any performance under award shall constitute a “substantial risk of forfeiture” under Section 409A of the Code and, if such goals and objectives are achieved, the distribution of such common stock shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of our fiscal year to which such goals and objectives relate. At the time of such award, the Plan Committee may, in its sole discretion, prescribe additional terms and conditions or restrictions. The holder of a performance stock award shall have no rights as a Company stockholder until such time, if any, as the holder actually receives common stock pursuant to the performance stock award.

Distribution Equivalent Rights.   A distribution equivalent right entitles the holder to receive bookkeeping credits, cash payment and/or share distributions equal in amount to the distributions that would be made to the holder had the holder held a specified number of common stock during the period the holder held the distribution equivalent rights. The Plan Committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional common stock or is to be entitled to choose among such alternatives. Such receipt shall be subject to a “substantial risk of forfeiture” under Section 409A of the Code and, if such award becomes vested, the distribution of such cash or common stock shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of Iris’s fiscal year in which the holder’s interest in the award vests. Distribution equivalent rights awards may be settled in cash or in common stock, as set forth in the applicable distribution equivalent rights award agreement. A distribution equivalent rights award may, but need not be, awarded in tandem with another award other than an Option or SAR award, whereby, if so awarded, such distribution equivalent rights award shall terminate or be forfeited by the holder, as applicable, under the same conditions as under such other award. The distribution equivalent rights award agreement for a distribution equivalent rights award may provide for the crediting of interest on a distribution rights award to be settled in cash at a future date (but in no event later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of Iris’s fiscal year in which such interest was credited), at a rate set forth in the applicable distribution equivalent rights award agreement, on the amount of cash payable thereunder.

Share Appreciation Rights.   A SAR provides the Participant to whom it is granted the right to receive, upon its exercise, the excess of (A) the fair market value of the number of shares of common stock subject to the SAR on the date of exercise, over (B) the product of the number of shares of common stock subject to the SAR multiplied by the base value under the SAR, as determined by the Plan Committee or the Company Board. The base value of a SAR shall not be less than the fair market value of a share on the date of grant. If the Plan Committee grants a share appreciation right which is intended to be a tandem SAR, additional restrictions apply.

Recapitalization or Reorganization.   Subject to certain restrictions, the Incentive Plan provides for the adjustment of common stock underlying awards previously granted if, and whenever, prior to the expiration or distribution to the holder of common stock underlying an award theretofore granted, we shall effect a subdivision or consolidation of our common stock or the payment of a share dividend on common stock without receipt of consideration by us. If we recapitalize or otherwise change our capital structure, thereafter upon any exercise or satisfaction, as applicable, of a previously granted award, the holder shall be entitled to receive (or entitled to purchase, if applicable) under such award, in lieu of the number of shares of common stock then covered by such award, the number and class of shares and securities to which the holder would have been entitled pursuant to the terms of the recapitalization if, immediately prior to such recapitalization, the holder had been the holder of record of the number of shares of common stock then covered by such award. The Incentive Plan also provides for the adjustment of shares underlying awards previously granted by the Company Board in the event of changes to the outstanding common stock by reason of extraordinary cash dividend, reorganization, mergers, consolidations, combinations, split ups, spin offs, exchanges or other relevant changes in capitalization occurring after the date of the grant of any award, subject to certain restrictions.

Amendment and Termination.   The Incentive Plan shall continue in effect, unless sooner terminated pursuant to its terms, until the tenth (10th) anniversary of the date on which it is adopted by the Company Board (except as to awards outstanding on that date). The Company Board may terminate the Incentive Plan at any time with respect to any shares for which awards have not theretofore been granted; provided, however, that the Incentive Plan’s termination shall not materially and adversely impair the rights of a holder with respect to any award theretofore granted without the consent of the holder. The Company Board shall have the right to alter or amend the Incentive Plan or any part hereof from time to time; provided, however, that without the approval by a majority of the votes cast at a meeting of our stockholders at which a quorum representing a majority of our common stock entitled to vote generally in the election of directors is present in person or by proxy, no amendment or modification of the Incentive Plan may: (i) materially increase the benefits accruing to holders, (ii) except as otherwise expressly provided in the Incentive Plan, materially increase the number of shares of common stock subject to the Incentive Plan or the individual award agreements, (iii) materially modify the requirements for participation, or (iv) amend, modify or suspend certain repricing prohibitions or amendment and termination provisions as specified therein. In addition, no change in any award theretofore granted may be made which would materially and adversely impair the rights of a holder with respect to such award without the consent of the holder (unless such change is required in order to exempt the Incentive Plan or any Award from Section 409A of the Code).

As of the date of this Annual Report, no awards have been granted under the Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End Table

None of the named executive officers held any unexercised options and unvested stock awards previously awarded as of December 31, 2025.

Director Compensation

We do not currently intend to compensate our non-employee directors.

Policies and Procedures Related to the Grant of Certain Equity Awards

We do not purposefully time our grants to coincide or be near in time to the release of material non-public information (“MNPI”). However, from time to time, we may grant options close in time to the release of MNPI to the extent those options are being granted upon the hiring of new executive officers and in connection with annual grants being made as part of our director compensation policy, upon appointment of a new director and on an annual basis at each annual meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the amount of our Common Stock beneficially owned as of March 27, 2026 by:

●	each person or group (as those terms are used in Section 13(d)(3) of the Exchange Act) believed by us to beneficially own more than 5% of our Common Stock,
●	each of our current directors,
●	each of our named executive officers, and
●	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power, and includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days of March 27, 2026. Except as noted by footnote, and subject to community property laws where applicable, we believe, based on the information provided to us, that the persons and entities named in the table below have sole voting and investment power with respect to all common stock shown as beneficially owned by them. Except as otherwise noted, each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

The percentage of beneficial ownership in the table below is based on 44,877,633 shares of Common Stock deemed to be outstanding as of March 27, 2026.

	Number of	% of
	Shares of Common Stock	Outstanding
Name and Address of Beneficial Owner(1)	Beneficially Owned	Common Stock
Directors and Executive Officers
Chris Kim(2)	6,169,406	13.7%
Scott Dam	—	—
Byong C Yoo	—	—
Sang-jin Daniel Lee	—	—
Beom K. Choi	—	—
Eun Sook Lee	—	—
Nicholas Fernandez	16,667	— *
Ji Yeon Baek	—	—
Philip Lemons	—	—
Richard Baek	—	—
All executive officers and directors as a group (10 individuals)	6,186,073	13.8%

5% or More Stockholders:
Iris Equity Holdings LLC(3)	2,530,000	5.6%
Valetudo Therapeutics LLC(2)	6,169,406	13.7%
KH Feelux Co., Ltd (4)	2,666,667	5.9%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the directors and executive officers is c/o Liminatus Pharma, Inc., 12611 Hiddencreek Way, Unit C, Cerritos, CA 90703.
(2)

Consists of shares of Common Stock held of record by Valetudo Therapeutics LLC. Mr. Chris Kim is the CEO and controlling member of Valetudo and has voting and dispositive power over, and may be deemed to be the beneficial owner of, the shares held by Valetudo. The business address of Valetudo is 12611 Hiddencreek Way, Unit C, Cerritos, CA 90703. Mr. Kim disclaims any beneficial ownership of any shares held by Valetudo except to the extent of his ultimate pecuniary interest therein.

(3)

Consists of shares of Common Stock held of record by Iris Equity Holdings LLC. The natural person who has voting and/or investment power over the shares held by Iris Equity Holdings LLC is Joon Seok Yoo.

(4)

Consists of shares of Common Stock held by KH Feelux Co., Ltd, a company formed in the Republic of Korea. The business address of Feelux is 624-8, Sukwoo-Ri, Gwangjuk-Myeon, Yangju-Gun, Yangju, Gyeonggi, South Korea. Feelux is a publicly traded company in Korea.

Equity Plan Information

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Iris’s Related Party Transactions

Administrative Support Agreement

On March 11, 2024, Iris entered into an administrative support agreement with Arrow Capital Management LLC (“Arrow”). Pursuant to the agreement, Arrow will provide certain office space, utilities and secretarial and administrative support (the “Services”) to Iris. In exchange for the Services, Iris will pay to Arrow $10,000 per month, beginning January 1, 2024, and continuing until the earlier of the consummation by Iris of an initial business combination or Iris’ liquidation. On August 30, 2024, Iris amended the agreement with Arrow. In exchange for the Services mentioned above, Iris will pay to Arrow $30,000 per month, beginning September 1, 2024, and continuing until the earlier of the consummation by Iris of an initial business combination or Iris’ liquidation. Upon completion of the initial business combination or Iris’ liquidation, Iris will cease paying these monthly fees. For the year ended December 31, 2024, Iris incurred $200,000 for the administrative support agreement, which is included in formation and operating costs on the statements of operations.

Loan

On July 24, 2024, Hana Immunotherapeutics, LLC, an affiliate of Chris Kim, the Chief Executive Officer of Liminatus, agreed to loan Gaius Investment Partners (“Gaius”), the buyer of the managing member of Iris’s Sponsor, Columbass Limited (“Columbass”), approximately $1.216 million to facilitate Gaius’ acquisition of Columbass. As a result of the Acquisition, the former managing member, Columbass Limited, resigned as managing member of the Sponsor on October 30, 2024, and Iris Equity Holdings LLC was appointed as managing member of the Sponsor.

Advances

On October 4, 2023, Iris issued an unsecured promissory note in the aggregate principal amount up to $1,500,000 to Liminatus. Pursuant to the note, Liminatus agreed to loan to Iris an aggregate amount up to $1,500,000 payable following the earlier of (i) closing of the Business Combination, or (ii) thirty (30) days following the termination of the Business Combination Agreement; provided, however, in the event Iris commences liquidation proceedings, this note shall be cancelled and all amounts due, including all principal and accrued interest, shall be forgiven.

Interest on the note compounds annually and accrues on each unpaid advance made under this note at the rate of 5% per annum. On February 28, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $2,500,000, and add advances that occurred under the note. On August 2, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $3,500,000, and add advances that occurred under the note. On November 27, 2024, the Liminatus unsecured promissory note was amended and restated to increase the aggregate principal amount to up to $5,000,000, and add advances that occurred under the note. As of December 31, 2025 and December 31, 2024, Iris’ outstanding balance was $0 and $3,668,500, respectively. For the years ended December 31, 2025 and December 31, 2024, Iris recorded interest expense of $0 and $119,843, respectively, which is included within interest expense on the statements of operations and accounts payable and accrued expenses on the balance sheets. For the year ended December 31, 2025, there was no outstanding accrued interest.

Underwriting Agreement

On October 11, 2023, Iris executed a fee reduction agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000, of which $7,000,000 will be paid in shares of Common Stock. The share price is subject to adjustment based on the five-day volume-weighted average price prior to the filing of a resale registration statement covering such shares. As of April 30, 2025, Iris and the Company amended the fee reduction agreement with the underwriters to limit the total number of shares of Common Stock issuable to the underwriters to 1,750,000. On July 1, 2025, the Company issued 700,000 shares of Common Stock to Cantor pursuant to the fee reduction agreement, as amended, based on a deemed price of $10.00 per share.

Liminatus Pharma, Inc. (formerly known as Iris Parent Holding Corp.)

In November 2022, the Company issued 100 shares of the Company’s common stock for an aggregate purchase price of $10 to Chris Kim, the Company’s Chief Executive Officer. Such shares on the date of issuance were duly and validly authorized and issued. Each outstanding share of stock has voting power equal to one vote on each matter submitted at any stockholder’s meeting. As of the date of these consolidated financial statements, no consideration has been received from Mr. Kim for the issuance of these shares. Accordingly, the Company has recorded a “Stock subscription receivable” within the stockholder’s deficit section on its unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

Indemnification

The Company’s charter and bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with its directors and executive officers.

Policies and Procedures for Related Persons Transactions

Pursuant to its Audit Committee charter, the Audit Committee will have the responsibility to review related party transactions. A “related person transaction” is a transaction, arrangement or relationship in which the post-combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 (or, for so long as we remain a “smaller reporting company” the lesser of (i) $120,000 and (ii) 1% of our average total assets of the two completed fiscal years), and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or directors;
●	any person who is known by the post-combination company to be the beneficial owner of more than 5% of the Company voting stock;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of the Company’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of the Company’s voting stock; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

Director Independence

Nasdaq listing standards require that a majority of the Company’s board of directors be independent. For a description of the director independence, see “Management” for additional information.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Audit services provided by WithumSmith+Brown PC for fiscal year ended December 31, 2025 and December 31, 2024 included the examination of the consolidated financial statements of the Company, and services related to periodic filings made with the SEC.

Audit Fees

WithumSmith+Brown PC’s audit fee for the year ended December 31, 2025 and 2024 was $239,100 and $146,500, respectively.

Audit-Related Fees

No audit-related fees were incurred for the years ended December 31, 2025 and 2024.

Tax Fees

No tax fees were incurred for the years ended December 31, 2025 and 2024.

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements included in this and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Fiscal Year
	Ended
	2025	2024
Audit Fees	$239,100	$146,500
Tax Fees	—	—
All other Fees(1)	70,716	73,444
Total	$309,816	$219,944
(1)	Fees incurred in conjunction with consents and service performed for various registration statements filed during the years ended December 31, 2025 and 2024.

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Pre-Approval Policy

Our audit committee was formed upon the consummation of the Business Combination. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.Financial Statements

2.Financial Statement Schedules

None.

3.Exhibits

Exhibit No.	Description
2.1†

Business Combination Agreement, dated November 30, 2022, as amended, by and among Iris Acquisition Corp, Iris Parent Holding Corp., Liminatus Pharma, LLC, Liminatus Pharma Merger Sub, Inc. and SPAC Merger Sub, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus filed with the SEC on February 7, 2025).

2.2

Certificate of Merger of Liminatus Pharma, LLC and Liminatus Pharma Merger Sub, Inc. filed on April 30, 2025 (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

2.3

Certificate of Merger of Iris Acquisition Corp and SPAC Merger Sub, Inc. filed on April 30, 2025 (incorporated by reference to Exhibit 2.3 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

3.1

Amended and Restated Certificate of Incorporation of Iris Parent Holding Corp. (renamed Liminatus Pharma, Inc.) filed on April 30, 2025 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

3.2	Amended and Restated Bylaws, as amended, of Liminatus Pharma, Inc. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 4, 2026).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-4 (File No. 333-275409), filed by the registrant with the SEC on July 25, 2024).
4.2

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-1 (File No. 333-252413), filed by Iris Acquisition Corp with the SEC on February 5, 2021).

4.3

Warrant Agreement, dated as of March 4, 2021, between Continental Stock Transfer & Trust Company and Iris Acquisition Corp (incorporated by reference to Exhibit 4.1 of Form 8-K of Iris Acquisition Corp filed with the SEC on March 10, 2021).

4.4

Assumption of Warrant Agreement, dated as of April 30, 2025, by and among Iris Acquisition Corp, Iris Parent Holding Corp. (renamed Liminatus Pharma, Inc.) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026).
4.6	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.7 of the registrant’s Registration Statement on Form S-1 (File No. 333-293364), filed with the SEC on February 11, 2026).
4.7	Placement Agent Warrant, dated February 18, 2026 (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026).

4.8	Description of Securities
10.1

Amended and Restated Registration Rights Agreement, dated as of April 30, 2025, by and among Iris Acquisition Corp, Iris Parent Holding Corp, Iris Acquisition Holdings LLC, Cantor Fitzgerald & Co. and certain other parties thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2025).

10.2

Lock-Up Agreement, dated November 30, 2022, by and among Iris Parent Holding Corp., Iris Acquisition Holdings LLC and certain members of Liminatus Pharma, LLC (incorporated by reference to Annex G to the proxy statement/prospectus filed with the SEC on February 7, 2025).

10.3

Amended and Restated Waiver and Consent, dated January 2, 2025, by and between Iris Parent Holding Corp. and Iris Acquisition Holdings LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form POS-AM (File No. 333-275409), filed by the registrant with the SEC on January 16, 2025).

10.4	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (File No. 333-275409), filed by the registrant with the SEC on July 25, 2024).
10.5	Form of Liminatus Pharma, Inc. 2025 Omnibus Equity Incentive Plan (incorporated by reference to Annex B to the proxy statement/prospectus filed with the SEC on February 7, 2025).
10.6

License and Development Agreement entered into as of March 30, 2022, by and between InnoBation Bio Co., Ltd., as licensor, and Valetudo Therapeutics LLC, as licensee (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-4/A (File No. 333-275409), filed by the registrant with the SEC on June 14, 2024).

10.7

Assignment of Contract entered into as of October 1, 2022 by and between Valetudo Therapeutics and Liminatus Pharma, LLC (incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-4/A (File No. 333-275409), filed by the registrant with the SEC on June 14, 2024).

10.8

Acknowledgement and Release, dated as of January 24, 2025, by and between Viral Gene, Inc. and Liminatus Pharma, LLC (incorporated by reference to Exhibit 10.9 of the Registration Statement on Form POS AM (File No. 333-275409), filed by the registrant with the SEC on January 27, 2025).

10.9+

Employment Agreement, dated as of April 15, 2018, by and between the registrant and Chris Kim (incorporated by reference to Exhibit 10.11 of the Registration Statement on Form S-1 (File No. 333-293364), filed by the registrant with the SEC on February 11, 2026).

10.10

Placement Agency Agreement dated February 17, 2026, between the registrant and Maxim Group LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026).

10.11

Securities Purchase Agreement, dated February 17, 2026, between the registrant and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026).

10.12	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2026).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
19.1	Insider Trading Policy.
21.1	List of Subsidiaries of Liminatus Pharma, Inc. (incorporated by reference to Exhibit 21.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 6, 2025).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy
101	Interactive Data Files

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan.

† Annexes, schedules and exhibits to this Exhibit omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

* Filed herewith.

** Furnished herewith and not to be incorporated by reference into any filing of Liminatus Pharma, Inc. under the Securities Act or the Exchange Act whether made before or after the date of this Annual Report.

Item 16. Form 10-K Summary.

None.

LIMINATUS PHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Liminatus Pharma, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liminatus Pharma, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has had recurring losses and negative operating cash flows since inception, an accumulated deficit as of December 31, 2025, and insufficient cash and cash equivalents as of December 31, 2025, to fund operations for twelve months from the date of this report. All of these matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as Company’s auditor since 2022.

Whippany, New Jersey

March 31, 2026

PCAOB ID Number 100

Liminatus Pharma, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
Current assets
Cash	$337,655	$56,319
Loan receivable	—	3,668,500
Deferred transaction costs	—	1,401,323
Prepaid and other current assets	162,919	155,501
Total current assets	500,574	5,281,643
Non-current assets
Due from related party, non-current	—	126,275
Property and equipment, net	12,221	941
Total non-current assets	12,221	127,216
Total assets	$512,795	$5,408,859

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$582,234	$1,483,253
Accrued interest, related parties	203,921	955,119
Accrued maintenance fee	—	360,000
Due to research and development partner	—	1,782,297
Due to related parties	209,586	195,253
Short-term debt, related parties	1,442,500	19,973,000
Deferred underwriting fee payable	500,000	—
Settlement payable	7,360,000	—
Total current liabilities	10,298,241	24,748,922
Warrant liability	29,244	—
Total liabilities	10,327,485	24,748,922

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding*	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 27,064,633 and 17,500,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively*	2,706	1,750
Additional paid-in capital	29,054,337	9,323,403
Accumulated deficit	(38,871,733)	(28,665,216)
Total stockholders’ deficit	(9,814,690)	(19,340,063)
Total liabilities and stockholders’ deficit	$512,795	$5,408,859

* Shares, preferred stock amount, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Liminatus Pharma, Inc.

Consolidated Statements of Operations

	For the year ended December 31,
	2025	2024

General and administrative	$2,967,812	$644,619
Research and development	—	2,685,334
Total operating expenses	2,967,812	3,329,953
Loss from operations	(2,967,812)	(3,329,953)
Other income (expense):
Interest expense, related parties	(215,903)	(338,882)
Interest income	76,589	122,526
Forgiveness of unrelated vendor payables	2,142,297	—
Change in fair value of deferred underwriting fee – paid in common stock	(196,000)	—
Change in the fair value of warrant liability	54,312	—
Loss on exchange of common stock for warrants	(1,740,000)	—
Fair value of common stock to be issued for contingent liability	(7,360,000)	—
Total other expense, net	(7,238,705)	(216,356)
Net loss	$(10,206,517)	$(3,546,309)

Weighted average shares outstanding, basic and diluted*	23,753,561	17,500,000

Basic and diluted net loss per share*	$(0.43)	$(0.20)

* Shares and per share data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Liminatus Pharma, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024*	17,500,000	$1,750	$9,323,403	$(28,665,216)	$(19,340,063)
Business combination with IRIS, net of transaction costs	114,633	11	190,379	—	190,390
Settlement of loans to Iris Acquisition Corp upon closing of the business combination	—	—	(4,443,500)	—	(4,443,500)
Issuance of common stock to Iris Acquisition Holdings, LLC	6,900,000	690	(690)	—	—
Issuance of common stock for the PIPE investment	1,500,000	150	14,999,850	—	15,000,000
Issuance of common stock to underwriter	700,000	70	7,244,930	—	7,245,000
Issuance of common stock in connection with the surrender of warrants	350,000	35	1,739,965	—	1,740,000
Net loss	—	—	—	(10,206,517)	(10,206,517)
Balance - December 31, 2025	27,064,633	$2,706	$29,054,337	$(38,871,733)	$(9,814,690)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023*	17,500,000	$1,750	$9,323,403	$(25,118,907)	$(15,793,754)
Net loss	—	—	—	(3,546,309)	(3,546,309)
Balance - December 31, 2024*	17,500,000	$1,750	$9,323,403	$(28,665,216)	$(19,340,063)

* Shares, preferred stock amount, common stock amount and additional paid-in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Liminatus Pharma, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(10,206,517)	$(3,546,309)
Forgiveness of unrelated vendor payables	(2,142,297)	—
Forgiveness of related party receivables	126,275	—
Depreciation	1,828	—
Change in fair value of deferred underwriting fee – paid in common stock	196,000	—
Change in the fair value of warrant liability	(54,312)	—
Loss on issuance of common stock in connection with the surrendar of warrants	1,740,000	—
Fair value of common stock to be issued for contingent liability	7,360,000	—
Changes in operating assets and liabilities
Due from related party, current	(3,427,000)	—
Prepaid and other current assets	324,609	(133,251)
Accounts payable and accrued expenses	(4,035,340)	(10,747)
Accrued interest, related parties	215,903	338,882
Accrued maintenance fee	—	360,000
Due to research and development partner	—	1,540,359
Due to related party	(62,467)	—
Net cash used in operating activities	(9,963,318)	(1,451,066)

Cash Flows from Investing Activities
Loans to Iris Acquisition Corp	(775,000)	(2,850,000)
Purchases of property and equipment	(13,108)	—
Net cash used in investing activities	(788,108)	(2,850,000)

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock for PIPE investment	10,556,500	—
Payment of transaction costs	(2,563,738)	—
Proceeds from issuance of short-term debt, related party	4,340,000	3,923,000
Repayment of short-term debt, related party	(1,300,000)	—
Net cash provided by financing activities	11,032,762	3,923,000

Net change in cash	281,336	(378,066)

Cash, beginning of the period	56,319	434,385
Cash, end of the period	$337,655	$56,319

Non-cash investing and financing activities:
Liabilities assumed in connection with the Business Combination	$10,694,604	$—
Fair value of shares to be issued to underwriter on date of the Business Combination	$7,049,000	$—
Transaction costs incurred upon closing of the Business Combination	$1,518,381	$—
Settlement of loans to Iris Acquisition Corp upon closing of the Business Combination	$4,443,500	$—
Issuance of common stock to Iris Acquisition Holdings, LLC	$690	$—
Conversion of related party short-term debt into common stock	$14,797,901	$—
Non-cash conversion of short term debt, related parties for PIPE Funds	$3,427,000	$—
Non-cash impact to APIC for the forgiveness of accrued interest on converted related party debt	$169,201	$—
Issuance of common stock to underwriter	$7,245,000	$—
Deferred transaction costs in accounts payable	$—	$561,441

The accompanying notes are an integral part of these consolidated financial statements.

LIMINATUS PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At the Closing Date, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock in a private placement (the “PIPE Shares”) for the total consideration of $15,000,000 (the “PIPE Financing”). The PIPE Financing consisted of a cash and non-cash component. Under the cash component, the Company received gross proceeds of $10,556,500, of which $7,129,500 came directly from the PIPE investor and $3,427,000 was funded indirectly by the PIPE investor, through promissory notes between Prophase Sciences, LLC, a related party of the Company, and Liminatus. At the Closing Date, the $3,427,000 in related party debts between Prophase Sciences, LLC and Liminatus was ultimately converted into shares as part of the PIPE Financing. As part of the PIPE Financing, the gross proceeds satisfied principal and accrued interest totaling $3,316,756, which was ultimately converted into shares as part of the PIPE Financing. The non-cash component of the PIPE Financing included the conversion of $4,443,500 in amounts borrowed from a consortium of related parties. The $4,443,500 borrowed from the related parties were used to fund an unsecured promissory note between Liminatus and Iris. At the Closing Date, the unsecured promissory note was settled and the $4,443,500 in related party debts were ultimately converted into shares of the Company in a noncash transaction.

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

Upon consummation of the Business Combination, the Company assumed a total of $10,694,604 in liabilities from Iris. The Company incurred $1,518,381 in transaction costs associated with the closing of the Business Combination. The Company converted a total of $14,797,901 of related party debt and accrued interest, $3,316,755 from the PIPE investor and $11,481,146 from Feelux and Car-Tcellkor (as described above) into common stock. Additionally, a total of $169,201 in accrued interest on related party debts that were converted, as discussed above, was forgiven upon consummation of the Business Combination.

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

Nasdaq Notices

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

On November 19, 2025, the Company received notices from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was no longer in compliance with (i) Nasdaq Listing Rule 5450(b)(2)(A) due to its failure to maintain a minimum Market Value of Listed Securities (MVLS) of $50,000,000 (the “MVLS Rule”), based upon a review of the Company’s MVLS for the last 30 consecutive business days and (ii) Nasdaq Listing Rule 5450(b)(2)(C) due to its failure to maintain a minimum Market Value of Publicly Held Shares (MVPHS) of $15,000,000 (the “MVPHS Rule”), based upon a review of the Company’s MVPHS for the last 30 consecutive business days. The Nasdaq staff noted that the Company also does not meet the requirements under Listing Rule 5450(b)(3)(A), which requires the Company to have total assets and total revenue of at least $50 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years. Under the Nasdaq rules, the Company has 180 calendar days, or until May 18, 2026, to regain compliance with the MVLS Rule and MVPHS Rule. In the event the Company does not regain compliance with the MVLS Rule and MVPHS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, the Company may consider applying to transfer the Company’s securities to the Capital Market, provided it meets the Capital Market’s continued listing requirements. The Company is working diligently to regain compliance with Nasdaq’s listing rules. However, there can be no assurance that the Company will be able to regain compliance within the prescribed time period.

On January 15, 2026, the Company received a notice from Nasdaq indicating that, based upon the closing bid price for the last 30 consecutive business days, the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) which requires listed securities to maintain a minimum bid price of $1 per share. Under the Nasdaq rules, the Company has 180 calendar days, or until July 14, 2026, to regain compliance with the Bid Price Rule. In the event the Company does not regain compliance during the initial compliance period, the Company may be eligible for additional time to regain compliance with the Bid Price Rule. The Company is working diligently to regain compliance with Nasdaq’s listing rules. However, there can be no assurance that the Company will be able to regain compliance within the prescribed time period.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the date that the consolidated financial statements are issued. Through December 31, 2025, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing.

As of December 31, 2025, the Company had $337,655 of cash in its bank accounts. As of December 31, 2025 and 2024, there was $1,442,500 and $19,973,000, respectively, of related party debts, which are included in Short-term debt, related parties in the accompanying consolidated balance sheets.

The Company has an accumulated deficit of $38,871,733 as of December 31, 2025. The Company had a loss from operations and net loss of $(2,967,812) and $(10,206,517), respectively, for the year ended December 31, 2025. The Company had a loss from operations and net loss of $(3,329,953) and $(3,546,309), respectively, for the year ended December 31, 2024.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 pre-funded warrants to purchase up to 5,543,000 shares of common stock (the “Pre-Funded Warrants”) and (ii) 13,813,000 common stock purchase warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant (the “Offering”). In connection with the Offering, the Company received net proceeds of approximately $3.46 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) ASC 205-40, Presentation of Financial Statements—Going Concern, management has concluded that there is substantial doubt about its ability to continue as a going concern for one year after the date that the accompanying consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management’s plans relating to the above include raising additional cash through further equity and debt financings or other arrangements to fund operations. There can be no assurance that the Company will be able to raise adequate capital under acceptable terms, if at all. The sale of additional equity may dilute existing members and newly issued equity securities may contain senior rights and preferences compared to currently outstanding common stock. Issued debt securities may contain covenants and limit the Company’s ability to pay dividends or make other distributions to stockholders. If the Company is unable to obtain such additional financing, future operations would need to be reevaluated.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the FASB ASC and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results may differ materially and adversely from these estimates. The Company is not aware of any significant estimates that required management to exercise significant judgment with the exception of the Company’s warrant liability. If the underlying estimates and assumptions upon which the estimates are based change in the future, actual amounts may differ from those included in the Company’s consolidated financial statements.

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the Company’s CODM uses net income/loss to measure the Company’s single segment’s performance and allocate resources. Further, the CODM reviews and utilizes functional expenses (general and administrative and research and development) to manage the Company’s operations. The Company’s general and administrative expenses for each of the years ended December 31, 2025 and 2024 included $202,833 and $150,000 of compensation expenses related to the compensation agreements the Company has executed with its executive team. The remaining general and administrative expenses are related to legal and accounting-related expenses for contractors. The Company’s research and development expenses did not include any compensation-related expenses. Other segment items included in net income (loss) are interest expense, related parties and interest income which are reflected in the Company’s consolidated statements of operations.

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which can exceed government insured limits.

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

Loan Receivable

The Company accounts for its loan receivable at amortized cost, net of expected credit losses. The Company provides reserves against its loan receivable balance for estimated credit losses, if any, that may result from a counterparty’s inability to pay based on the composition of the loan receivable, current economic conditions and, historical credit loss activity and future expected conditions and market trends (such as general economic conditions, other macroeconomic and microeconomic events, etc.). Changes in circumstances relating to these factors may result in the need to increase or decrease the allowance for credit losses in the future. Amounts deemed uncollectible are charged or written-off against the reserve. On April 30, 2025, in connection with the Business Combination, the loan receivable was eliminated in consolidation as Iris and Liminatus are now consolidated subsidiaries of the Company. As of Janaury 1, 2024 and December 31, 2024, no expected credit loss was recorded related to the loan receivable.

Deferred Transaction Costs

Costs incurred in connection with preparation for the proposed business combination were deferred on the balance sheets as of December 31, 2024. No such costs were deferred on the balance sheets as of December 31, 2025 due to the completion of the Company’s business combination with Iris.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgement. Accordingly, the degree of judgement exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the warrant liability reported in the Company’s consolidated balance sheets represent a Level 3 instrument. See Note 8.

The carrying values reported in the Company’s consolidated balance sheets for prepaid expenses and other current assets, due from related party, accounts payable and accrued expenses, accrued interest, short-term debt with related parties, due to research and development partner, due to related parties, settlement payable, and its deferred underwriting fee payable are reasonable estimates of their fair values due to the short-term nature of these items.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of December 31, 2025, 5,899,975 of the Company’s Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments. As of December 31, 2025, there were no other public or private warrants outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the year ended December 31, 2025, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $54,312. During the year ended December 31, 2024, the Company had no unrealized gain or loss on the change in fair value of the warrant liabilities.

Net loss per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has one class of common stock.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined by using the treasury stock method. Dilutive common stock equivalents are comprised of 6,735,530 warrants. For all periods presented, there is no difference in the number of shares used to calculated basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive given that their exercise price is greater than that of the average market price of the Company’s common stock during the years ended December 31, 2025 and 2024.

Research and Development Expenses

Research and development expenses consist of costs incurred by Targeted Diagnostics & Therapeutics, Inc. (“TDT”) who was performing the research and development activities for the Company in accordance with the license agreements with TDT and the annual fee paid to TDT and are recorded as research and development expenses as incurred (see Note 3).

Leases

The Company recognizes its leases in accordance with ASC Topic 842, Leases (“ASC 842”). Under ASC 842, lessees are required to recognize all qualified operating leases at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

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

The Company recognizes accrued interest and penalties related to unrecognized tax positions as income tax expense. There were no unrecognized tax positions, and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. No unrecognized tax benefits were identified as of December 31, 2025 or 2024.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The Company adopted this standard on January 1, 2025 and determined that the adoption does not have a material impact on these consolidated financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Accounting Standards Update 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3. License Agreements

CAR-T Products License

In June 2018, the Company entered into a license and development agreement with TDT (the “CAR-T License”), whereby the Company received an exclusive license to develop and commercialize chimeric antigen receptor (“CAR-T”) products and a non-exclusive license to develop and commercialize companion diagnostics used to monitor treatment with a CAR-T product (the “CAR-T Diagnostics”). Under the CAR-T License, the Company made an upfront payment recorded as research and development expenses in the year ended December 31, 2018 and funded all of the development costs for the CAR-T products and the CAR-T Diagnostics which began with an upfront payment made during the year ended December 31, 2018 of approximately $5,000,000, recorded as advances for research and development in the balance sheets. The Company amortizes the advances to research and development expenses in the consolidated statements of operations as costs are incurred by TDT, based on annual budgets approved jointly by Liminatus and TDT. As of December 31, 2025 and 2024, all of the amounts funded have been utilized. The Company was also obligated to pay an approximately $500,000 annual maintenance fee for the license which is included in research and development expenses in the consolidated statements of operations. Unpaid annual maintenance fees become short-term debt that bears interest of 1.5% per month on a compounded basis.

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

Vaccine Products License

On April 10, 2020, the Company was assigned a license and development agreement with TDT (the “Vaccine License”), whereby the Company received an exclusive license to develop and commercialize vaccine products (the “Vaccine Products”) and a non-exclusive license to develop and commercialize companion diagnostics used to monitor treatment with a Vaccine Product (the “Vaccine Diagnostics”). Under the Vaccine License, the Company was responsible for all of the development costs for the Vaccine Products after the upfront payment of approximately $4,000,000, which was paid by Viral Gene, Inc (“Viral Gene”), of which Chris Kim is also the CEO, to TDT. The Company was also obligated to pay an approximately $400,000 annual maintenance fee for the license which is included in research and development expenses in the Company’s consolidated statements of operations for the year ended December 31, 2024. There was no maintenance fee for the year ended December 31, 2025. Unpaid annual maintenance fees will become short-term debt that bears interest of 1.5% per month on a compounded basis.

The Company amortizes the amounts due to research and development partner in the Company’s consolidated balance sheets to research and development expenses in the consolidated statements of operations as costs are incurred by TDT, based on annual budgets approved jointly by Liminatus and TDT.

In addition to the funding for the Vaccine Products development, the Company was obligated to make four developmental and regulatory milestone payments for the first Vaccine Product that was developed aggregating up to approximately $12,000,000. After the first four developmental and regulatory milestone payments are made, the Company was obligated to pay four developmental and regulatory milestones aggregating up to approximately $6,000,000 for each additional Vaccine Product that is developed. As of December 31, 2025 and 2024, all the amounts funded have been utilized.

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

On June 16, 2025, the Company and TDT entered and executed a settlement agreement. Pursuant to the terms of the settlement agreement, the Company was released and discharged from all agreements, promises, suites, disputes, claims and demands, debts and amounts due to TDT. As of December 31, 2025, the Company reversed the amounts due to TDT and recognized a gain of $2,142,297, which is included in Forgiveness of unrelated vendor payables on the Company’s consolidated statement of operations in accordance with ASC 450-30, Contingencies - Gain Contingencies.

As of December 31, 2025 and, 2024, the Company owed $0 and $2,142,297, respectively, to TDT for research and development for the aggregate CAR-T Products and Vaccine Licenses, which is included in the due to research and development partner and accrued maintenance fees on the consolidated balance sheets.

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

The Company has not paid and does not owe any license fees, management fees, developmental or regulatory milestone payments or royalty payments under the CD47 License through December 2025.

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

As of December 31, 2025 and 2024, the Feelux Bonds have a carrying amount of $0 and $10,000,000, respectively, and are included in short-term debt, related parties in the consolidated balance sheets. As of December 31, 2025 and 2024, the related accrued interest of the Feelux Bonds was $0 and $646,124, respectively, and is included in accrued interest, related parties in the consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company recorded $35,023 and $106,087, respectively, of interest expense in the consolidated statements of operations for the Feelux Bonds.

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

As of December 31, 2025 and 2024, the Car-Tcellkor Loan had a carrying amount of $0 and $800,000, respectively, and is recorded in short-term debt, related parties in the consolidated balance sheets (see Note 5).

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

As of December 31, 2025 and 2024, the loans from Valetudo of $450,000 and $2,800,000, respectively, are recorded in short-term debt, related parties in the consolidated balance sheets (see Note 5). As of December 31, 2025 and 2024, the related accrued interest of the loans from Valetudo was $113,308 and $115,328, respectively, and is included in accrued interest, related parties in the consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense related to the Valetudo loans was $42,208 and $96,484, respectively.

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

As of December 31, 2025 and 2024, the balance of $0 and $3,200,000 of the Ewon loans is recorded in short-term debt, related parties in the consolidated balance sheets (see Note 5). As of December 31, 2025 and 2024, the related accrued interest of the loans from Ewon was $0 and $102,089, respectively, and is included in accrued interest, related parties in the consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense related to the Ewon loans was $14,667 and $44,733, respectively.

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

As of December 31, 2025 and 2024, the balance of the Prophase loans is $742,500 and $1,623,000, respectively. As of December 31, 2025 and 2024, the related accrued interest of the loans from Prophase was $79,283 and $66,728, respectively, and is included in accrued interest, related parties in the consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense related to the Prophase loans was $77,073 and $66,728, respectively.

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

As of December 31, 2025 and 2024, the balance of the Hana Loans is $50,000 and $850,000, respectively. As of December 31, 2025 and 2024, the related accrued interest of the loans from Hana was $2,042 and $19,150, respectively, and is included in accrued interest, related parties in the consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense related to the Hana Loans was $19,042 and $19,150, respectively.

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

As of December 31, 2025 and 2024, the balance of the Amantes Loans is $200,000 and $700,000, respectively. As of December 31, 2025 and 2024, the related accrued interest of the loans from Amantes was $9,288 and $5,700, respectively, and is included in accrued interest, related parties in the consolidated balance sheets. For the years ended December 31, 2025 and 2024, interest expense related to the Amantes Loans was $27,890 and $5,700, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Due to Related Party

As of December 31, 2025, the Company had $209,586 due to the Company’s executive team for compensation under their employment agreements. As of December 31, 2024, the Company had $195,253 due to the Company’s executive team for compensation under their employment agreements and Amantes.

Viral Gene

As of December 31, 2025 and 2024, the Company had $0 and $126,275, respectively, due from Viral Gene included in due from related party in the consolidated balance sheets for a loan to Viral Gene and expenses paid on behalf of Viral Gene. During the year ended December 31, 2025, the Company determined the due from related party was uncollectible and wrote off $126,275 and is included in general and administrative on the consolidated statement of operations. The Company’s CEO is also the CEO of Viral Gene. The loan does not bear any interest.

Note 5. Debt

Outstanding debt classified as short-term debt as of December 31, 2025 and 2024 consisted of the following:

		December 31,
		2025	2024
Feelux Bonds	Short-term debt, net, related parties	$—	$10,000,000
Car-Tcellkor Loan	Short-term debt, net, related parties	—	800,000
Ewon Loan	Short-term debt, net, related parties	—	2,000,000
Valetudo Loan	Short-term debt, net, related parties	—	700,000
Valetudo June 2023 Loans	Short-term debt, net, related parties	200,000	500,000
Valetudo July 2023 Loan	Short-term debt, net, related parties	250,000	250,000
Valetudo August 2023 Loans	Short-term debt, net, related parties	—	400,000
Ewon September 2023 Loan	Short-term debt, net, related parties	—	200,000
Valetudo November 2023 Loan	Short-term debt, net, related parties	—	200,000
Ewon December 2023 Loan	Short-term debt, net, related parties	—	1,000,000
Valetudo January 2024 Loans	Short-term debt, net, related parties	—	750,000
Prophase February 2024 Loan	Short-term debt, net, related parties	31,500	200,000
Prophase March 2024 Loan	Short-term debt, net, related parties	250,000	250,000
Prophase April 2024 Loan	Short-term debt, net, related parties	—	250,000
Prophase May 2024 Loans	Short-term debt, net, related parties	240,000	790,000
Prophase July 2024 Loans	Short-term debt, net, related parties	83,000	83,000
Prophase August 2024 Loans	Short-term debt, net, related parties	50,000	50,000
Hana August 2024 Loans	Short-term debt, net, related parties	50,000	850,000
Amantes November 2024 Loans	Short-term debt, net, related parties	150,000	700,000
Amantes January 2025 Loans	Short-term debt, net, related parties	50,000	—
Prophase February 2025 Loan	Short-term debt, net, related parties	81,000	—
Prophase March 2025 Loan	Short-term debt, net, related parties	7,000	—

Short-term debt, related parties		$1,442,500	$19,973,000

As of December 31, 2025 and 2024, the Company’s outstanding debt agreements are all past due and are classified as current in the accompanying consolidated balance sheets. All of the loans are with related parties (see Note 4).

As the Company’s loans are with related parties, the Company and its related parties have mutually agreed to defer repayment until a time that is mutually agreed upon between the Company and its related parties. Accordingly, none of these notes are considered to be in default.

Note 6. Stockholders’ Equity

In connection with the Business Combination, the Company’s certificate of incorporation was amended and restated to designate two classes of stock; preferred and common stock. The certificate of incorporation authorized 1,000,000 shares of preferred stock and 500,000,000 shares of common stock

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights will be stated and expressed in such resolutions. There were zero preferred shares outstanding as of December 31, 2025 and 2024.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001 per share.

On April 30, 2025, the Company settled deferred underwriting fees incurred by Iris prior to the closing date of $7,000,000 for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

On July 16, 2025, the Company entered into a settlement and release agreement with Alta Partners, LLC (“Alta”), pursuant to which the Company agreed to issue 350,000 shares of its common stock to Alta in exchange for the surrender and cancellation of 1,000,000 Public Warrants held by Alta. On July 16, 2025, the common stock issued to Alta and Public Warrants surrendered by Alta had a fair value of $1,890,000 and $150,000, respectively. As a result of the exchange, the Company recognized a loss of $1,740,000 on the difference in fair value between the common stock and Public Warrants, which is included in Loss on issuance of common stock on the Company’s consolidated statement of operations.

As of December 31, 2025 and 2024, there were 27,064,633 and 17,500,000 shares of common stock issued and outstanding, respectively.

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

Warrants

As of December 31, 2025, 5,899,975 Public Warrants and 835,555 private placement warrants were outstanding. Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the warrants. The Company may elect to redeem the Public Warrants, in whole and not in part at a price of $0.01 per warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis.

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

For the year ended December 31, 2025, lease expense related to the short-term lease was $2,784. For the year ended December 31, 2024, there was no lease expense related to the short-term lease.

Legal proceedings

On February 6, 2026, the Company entered into a settlement and release agreement with Clear Street LLC (the “Holder”), pursuant to which the Company agreed to issue 4,000,000 shares of its common stock, par value $0.0001 per share, to the Holder in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by the Holder. The Company has determined this represents a Type I subsequent event in accordance with the guidance of ASC 855, Subsequent Events (“ASC 855”), in which the Company obtained additional evidence about conditions that existed at the date of the consolidated balance sheets. As such, the Company has recorded the $7,360,000 as settlement payable, which was calculated using the fair value of the Company’s common stock on February 6, 2026, which was the day that stock was issued to the Holder, in its consolidated balance sheets as of December 31, 2025.

Pursuant to the Settlement Agreement, the Company and the Holder agreed to dismiss (a) an action pending in the United States District Court for the Central District of California and (b) an action pending in the United States District Court for the Southern District of New York, in which previously the Court entered a default judgment against the Company in the amount of $7,500,000 plus approximately $515,000 in interest, which judgment was registered in the Central District of California in the fourth quarter of 2025.

The Company is not a party to any other material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Underwriting Agreement

Prior to the Business Combination in connection with its initial public offering, Iris entered into an underwriting agreement in which Cantor was engaged as the underwriters to Iris’ IPO. Cantor was entitled to an underwriting discount of 2% (or $5,520,000) of the gross proceeds of the IPO and deferred underwriting discount of 3.5% (or $9,660,000) of the gross proceeds of the IPO upon the completion of an initial business combination.

On October 11, 2023, Iris executed a fee reduction agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event the Business Combination was consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount was payable by the Iris to the underwriters in $1,000,000 cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. The share price is subject to adjustment based on the five day volume-weighted average price prior to the filing of a resale registration statement covering such shares. As of April 30, 2025, Iris and the Company amended the fee reduction agreement with the underwriters to limit the total number of shares of common stock issuable to the underwriters to 1,750,000. Upon the consummation of the Business Combination, $9,160,000 in deferred underwriting fees were settled, of which $7,000,000 will be settled in common shares of the combined company, $500,000 was settled in cash and $1,660,000 was waived and no longer payable. The remaining $500,000 was to be settled upon the earlier of the consummation of the combined company’s next share offering, or in six months from the closing date of the Business Combination. As of December 31, 2025, the deferred underwriting fee payable was $500,000, which is included in Deferred underwriting fee payable in the Company’s consolidated balance sheets.

On April 30, 2025, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

On October 27, 2025, six months from the closing date of the Business Combination, the remaining $500,000 underwriting fee became due. As of the date of these consolidated financial statements, the $500,000 underwriting fees remains unpaid.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

Description	Level	2025	2024
Assets:		$—	$—
Liabilities:
Warrant liability	3	$29,244	$—

Warrant Liability

Upon closing of the Mergers, Iris’ public and private placement warrants were converted into warrants of the Company, which entitle the holders to purchase shares of the Company’s common stock. The Company’s private placement warrants meet the requirements for liability classification. The fair value of the warrant liabilities were determined using observable data points, such as the fair value of the public warrants as of December 31, 2025 and 2024. The Company further considered specific unobservable inputs, such as the probability and timing of events and the expected equity value of the underlying shares.

The changes in fair value of Level 3 financial assets and liabilities for the year ended December 31, 2025 are as follows:

Warrant liability
Fair value as of January 1, 2025	$—
Initial measurement at the Closing Date	83,556
Change in fair value	(54,312)
Fair value as of December 31, 2025	$29,244

Note 9. Income Taxes

On April 30, 2025, the Company consummated the Business Combination. Liminatus, a Delaware limited liability company, was deemed the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in ASC 805, see Note 1. The tax consequences of the Company’s transactions prior to the consummation of the Business Combination flows through to the members of Liminatus. The tax consequences of the Company’s transactions for the period from May 1, 2025 through December 31, 2025 are accounted for in accordance with ASC 740. Prior to May 1, 2025, the Company was a non corporate entity that was not subject to U.S. federal income tax.

The Company regularly assesses the need for a valuation allowance against its deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In assessing the realizability of deferred tax assets, the Company considers taxable income in prior carryback years, as permitted under the tax law, forecasted taxable earnings, tax planning strategies, and the expected timing of the reversal of temporary differences. This determination requires significant judgment, including assumptions about future taxable income that are based on historical and projected information and is performed on a jurisdiction-by-jurisdiction basis.

The Company maintains a full valuation allowance against its deferred tax assets. During the years ended December 31, 2025 and 2024, management assessed the positive and negative evidence in its operations, and concluded that it is more likely than not that its deferred tax assets as of December 31, 2025 and 2024 will not be realized given the Company’s history of operating losses. The valuation allowance against deferred tax assets increased by $2,345,773 and $0 during the year December 31, 2025 and 2024, respectively, related to a full valuation allowance recorded against additional net operating losses and tax credits generated in the year.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Under the Act, research and development expenditures incurred for tax years beginning after December 31, 2021 must be capitalized and amortized ratably over five or fifteen years for tax purposes, depending on if the research activities are conducted in the U.S. or outside the U.S., respectively. For the years ended December 31, 2025 and 2024, the Company had no research and development expenditures subject to the mandatory capitalization and amortization under the Act.

As of December 31, 2025 and 2024, the Company had federal net operating losses of $822,963 and $0, respectively, which may be available to offset future federal income tax liabilities, subject limitations under IRC Section 382 of approximately $1.1 million per year. As a result of the Act, for U.S. federal income tax purposes, net operating losses generated after December 31, 2017 can be carried forward indefinitely, but are limited to 80% utilization against future taxable income each year.

The components of the income tax provision (benefit) are as follows:

	December 31,
	2025	2024
Federal
Current	$—	$—
Deferred	(1,604,745)	—
State and Local
Current	—	—
Deferred	(741,028)	—
Change in valuation allowance	2,345,773	—
Income tax provision	$—	$—

A reconciliation of the Company’s effective income tax rate to the U.S. statutory federal income tax rate of 21% and the Company’s California income tax rate of 8.84%for the years ended December 31, 2025 and 2024 is as follows:

	December 31,
	2025		2024
Statutory federal income tax rate	21.00%	$(2,052,583)	0.00%	$—
State taxes, net of federal expense	0.00%	—	0.00%	—
Loss on exchange of common stock for warrants	(3.74)%	365,400	0.00%	—
Fair value of common stock to be issued for contingent liability	(15.81)%	1,545,600	0.00%	—
Other permanent differences	(0.31)%	30,686	0.00%	—
Valuation allowance	(1.14)%	110,897	0.00%	—
Income tax provision expense/(benefit)	0.00%	$—	0.00%	$—

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax asset
Net operating loss carryforward	$230,295	$—
Startup expenses	2,042,605	—
Section 163(j) - Interest	72,873	—
Total deferred tax assets	2,345,773	—
Less: valuation allowance	(2,345,773)	—
Deferred tax asset, net of valuation allowance	$—	$—

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company recognizes liabilities for uncertain tax positions based on a two-step process. First, management determines whether it is more likely than not that the tax positions will be sustained on audit, including resolution of related appeals or litigation processes, based on their technical merits. Second, management measures the tax benefit of those positions as the largest amount that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes. As of December 31, 2025 and 2024, the Company did not have any uncertain tax positions.

The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and any accrued interest and penalties on the related tax liability line in the consolidated balance sheet. As of December 31, 2025 and 2024, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet. Further, during the years ended December 31, 2025 and 2024, the Company did not remit payment for any income tax obligations.

The Company files income tax returns in the U.S. federal jurisdiction and California jurisdictions. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent the tax attributes are utilized in a future period. The Company’s income tax returns since 2022 are subject to examination by the IRS and state tax authorities.

Note 10. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this filing to ensure that these consolidated financial statements include appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred but were not recognized in the consolidated financial statements.

On February 6, 2026, the Company entered into a settlement and release agreement with the Holder, pursuant to which the Company agreed to issue 4,000,000 shares of its common stock, par value $0.0001 per share, to the Holder in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by the Holder. The Company has determined this represents a Type I subsequent event in accordance with ASC 855, in which the Company obtained additional evidence about conditions that existed at the date of the consolidated balance sheets. As such, the Company has recorded the $7,360,000 as settlement payable, which was calculated using the fair value of the Company’s common stock on February 6, 2026, which was the day that stock was issued to the Holder, in its consolidated balance sheets as of December 31, 2025.

Pursuant to the Settlement Agreement, the Company and the Holder agreed to dismiss (a) an action pending in the United States District Court for the Central District of California and (b) an action pending in the United States District Court for the Southern District of New York, in which previously the Court entered a default judgment against the Company in the amount of $7,500,000 plus approximately $515,000 in interest, which judgment was registered in the Central District of California in the fourth quarter of 2025.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 Pre-Funded Warrants to purchase up to 5,543,000 shares of common stock and (ii) 13,813,000 common stock purchase warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant.

Each Pre-Funded Warrant has an exercise price of $0.0001 per share upon issuance for one share of common stock and will not expire prior to exercise. Each Warrant has an exercise price of $0.29 per share, is exercisable upon issuance for one and a half shares of common stock, and will expire five years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price.

In connection with the Offering, on February 17, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers party thereto. The Purchase Agreement contains customary representations, warranties and agreements of the Company and the purchasers and customary indemnification rights and obligations of the parties. Pursuant to the Purchase Agreement, the Company agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock or file any registration statement or prospectus, or any amendment or supplement thereto for 180 days after the closing date of the Offering, subject to certain exceptions. The Company also agreed not to effect or enter into an agreement to effect any issuance of common stock or any securities convertible into or exercisable or exchangeable for shares of common stock involving a Variable Rate Transaction (as defined in the Purchase Agreement) until 180 days after the closing date of the Offering, subject to certain exceptions.

In connection with the Offering, on February 17, 2026, the Company entered into a placement agency agreement with Maxim Group LLC, as placement agent in connection with the Offering (the “Placement Agent”). The Company paid the Placement Agent a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering. The Company also agreed to reimburse the Placement Agent for all reasonable out-of-pocket costs and expenses incurred in connection with the Offering in an aggregate amount up to $100,000. In addition, the Company issued to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase 690,650 shares of common stock (representing 5.0% of the number of shares of common stock sold in the Offering). The Placement Agent Warrants are immediately exercisable at an exercise price of $0.319 (or 110% of the public offering price for the shares of common stock and common warrants offered in the Offering) and will expire on the fifth anniversary of the commencement of sales of the Offering. On February 18, 2026, in connection with the Offering, the Company received net proceeds of approximately $3.46 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On February 20, 2026, the Company issued a payment of $1,000,000 to InnoBation Bio Co. Ltd. for costs associated to begin the Phase 1 clinical trials of IBA101, the Company’s product candidate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2026.

LIMINATUS PHARMA, INC.

By:	/s/ Chris Kim
Chris Kim
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chris Kim	Chief Executive Officer	March 31, 2026
Chris Kim	(Principal Executive Officer)

/s/ Scott Dam	Chief Financial Officer	March 31, 2026
Scott Dam	(Principal Financial and Accounting Officer)

/s/ Eun Sook Lee	Director	March 31, 2026
Eun Sook Lee

/s/ Nicholas Fernandez	Director	March 31, 2026
Nicholas Fernandez

/s/ Ji Yeon Baek	Director	March 31, 2026
Ji Yeon Baek

/s/ Philip Lemons	Director	March 31, 2026
Philip Lemons

/s/ Richard Baek	Director	March 31, 2026
Richard Baek