Form 10-Q
period 2026-03-31
Liminatus Pharma, Inc.
filed 2026-05-15
CIK 1971387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-42626

LIMINATUS PHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-2710748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2251 Stern Goodman Street, Suite E, Fullerton, CA 92833
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

As of May 14, 2026, there were 44,877,633 shares of common stock outstanding.

LIMINATUS PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liminatus Pharma, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets
Cash	$1,907,674	$337,655
Prepaid and other current assets	870,872	162,919
Total current assets	2,778,546	500,574
Non-current assets
Property and equipment, net	11,703	12,221
Total non-current assets	11,703	12,221
Total assets	$2,790,249	$512,795

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$529,778	$582,234
Accrued interest, related parties	222,558	203,921
Due to related parties	194,587	209,586
Short-term debt, related parties	1,442,500	1,442,500
Deferred underwriting fee payable	500,000	500,000
Settlement payable	—	7,360,000
Total current liabilities	2,889,423	10,298,241
Warrant liability	33,422	29,244
Total liabilities	2,922,845	10,327,485

Commitments and Contingencies (Note 7)

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 44,877,633 and 27,064,633 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4,823	2,706
Additional paid-in capital	39,858,028	29,054,337
Accumulated deficit	(39,995,447)	(38,871,733)
Total stockholders’ deficit	(132,596)	(9,814,690)
Total liabilities and stockholders’ deficit	$2,790,249	$512,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2026	2025

General and administrative	$700,898	$264,220
Research and development	400,000	—
Total operating expenses	1,100,898	264,220
Loss from operations	(1,100,898)	(264,220)
Other income (expense):
Interest expense, related parties	(18,638)	(115,512)
Interest income	—	52,206
Change in the fair value of warrant liabilities	(4,178)	—
Total other expense, net	(22,816)	(63,306)
Net loss	$(1,123,714)	$(327,526)

Weighted average shares outstanding, basic and diluted*	35,999,589	17,500,000

Basic and diluted net loss per share*	$(0.03)	$(0.02)

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

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the three months ended March 31, 2026 and 2025

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	27,064,633	$2,706	$29,054,337	$(38,871,733)	$(9,814,690)
Issuance of common stock in connection with the Clear Street settlement	4,000,000	736	7,359,264	—	7,360,000
Issuance of common stock in connection with the Offering, net of offering costs of $559,962	13,813,000	1,381	3,444,427	—	3,445,808
Net loss	—	—	—	(1,123,714)	(1,123,714)
Balance - March 31, 2026	44,877,633	$4,823	$39,858,028	$(39,995,447)	$(132,596)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024*	17,500,000	$1,750	$9,323,403	$(28,665,216)	$(19,340,063)
Net loss	—	—	—	(327,526)	(327,526)
Balance - March 31, 2025*	17,500,000	$1,750	$9,323,403	$(28,992,742)	$(19,667,589)

* Shares, preferred stock amount, common stock amount and additional paid - in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Adjustments to reconcile net loss to net cash used in operating activities
Net loss	$(1,123,714)	$(327,526)
Depreciation	518	—
Change in the fair value of warrant liabilities	4,178	—
Changes in operating assets and liabilities
Prepaid and other current assets	(707,953)	(50,846)
Accounts payable and accrued expenses	(191,956)	121,467
Accrued interest, related parties	18,637	115,512
Due to related parties	(14,999)	(18,000)
Net cash used in operating activities	(2,015,289)	(159,393)

Cash Flows from Investing Activities:
Loans to Iris Acquisition Corp	—	(575,000)
Net cash used in investing activities	—	(575,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	3,585,308	—
Proceeds from issuance of short-term debt, related party	—	713,000
Net cash provided by financing activities	3,585,308	713,000

Net change in cash	1,570,019	(21,393)

Cash, beginning of the period	337,655	56,319
Cash, end of the period	$1,907,674	$34,926

Non-cash investing and financing activities:
Issuance of common stock in connection with the Clear Street settlement	$7,360,000	$—
Costs incurred in connection with the issuance of common stock	$139,500	$—
Deferred transaction costs in accounts payable	$—	$112,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LIMINATUS PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Organization and Business Operations

Liminatus Pharma, Inc. (the “Company”), a Delaware corporation, is a pre-clinical stage biopharmaceutical company developing novel, immune-modulating cancer therapies. The Company’s candidate, IBA101, is a humanized anti CD47 monoclonal antibody. The next generation CD47 checkpoint inhibitor’s initial indication is expected to be patients with advanced solid cancers including non-small cell lung cancer.

The Company is subject to the uncertainty of whether the Company’s intellectual property will develop into successful commercial products.

Business Combination

On November 30, 2022, Iris Acquisition Corp, a Delaware corporation (“Iris”), the Company, Liminatus Pharma, LLC, a Delaware limited liability company (“Liminatus”), Liminatus Pharma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Liminatus Merger Sub”), and SPAC Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“SPAC Merger Sub”), entered into a business combination agreement (as amended, the “Business Combination Agreement”).

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

At the Closing Date, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock in a private placement (the “PIPE Shares”) for the total consideration of $15,000,000 (the “PIPE Financing”). The PIPE Financing consisted of a cash and non-cash component. Under the cash component, the Company received gross proceeds of $10,556,500, of which $7,129,500 came directly from the PIPE investor and $3,427,000 were funded indirectly by the PIPE investor, through promissory notes between Prophase Sciences, LLC, a related party of the Company, and Liminatus. At the Closing Date, the $3,427,000 in related party debts between Prophase Sciences, LLC and Liminatus was ultimately converted into shares as part of the PIPE Financing. As part of the PIPE Financing, the gross proceeds satisfied principal and accrued interest totaling $3,316,756, which was ultimately converted into shares as part of the PIPE Financing. The non-cash component of the PIPE Financing included the conversion of $4,443,500 in amounts borrowed from a consortium of related parties. The $4,443,500 borrowed from the related parties was used to fund an unsecured promissory note between Liminatus and Iris. At the Closing Date, the unsecured promissory note was settled and the $4,443,500 in related party debts were ultimately converted into shares of the Company in a noncash transaction.

At the Closing Date, 112,222,220 of Liminatus’ member units converted into 17,500,000 shares of the Company’s common stock. Of the 17,500,000 shares of common stock, 4,000,000 were issued to Feelux Co, Ltd. as part of an agreement between the Company, Feelux Co, Ltd. and Car-Tcellkor, Inc. As part of the agreement, the outstanding principal and accrued interest on the Feelux and Car-Tcellkor bonds, totaling $11,481,146, and 9,999,999 member units of Liminatus were converted into 4,000,000 shares of the Company’s common stock. The remaining Liminatus member units were converted based on a conversion ratio of 0.1559 shares per member unit.

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

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Common Stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively.

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

On November 19, 2025, the Company received notices from the Nasdaq indicating that the Company was no longer in compliance with (i) Nasdaq Listing Rule 5450(b)(2)(A) due to its failure to maintain a minimum Market Value of Listed Securities (“MVLS”) of

$50,000,000 (the “MVLS Rule”), based upon a review of the Company’s MVLS for the last 30 consecutive business days and (ii) Nasdaq Listing Rule 5450(b)(2)(C) due to its failure to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 (the “MVPHS Rule”), based upon a review of the Company’s MVPHS for the last 30 consecutive business days. The Nasdaq staff noted that the Company also does not meet the requirements under Listing Rule 5450(b)(3)(A), which requires the Company to have total assets and total revenue of at least $50 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years. Under the Nasdaq rules, the Company has 180 calendar days, or until May 18, 2026, to regain compliance with the MVLS Rule and MVPHS Rule. In the event the Company does not regain compliance with the MVLS Rule and MVPHS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel. Alternatively, the Company may consider applying to transfer the Company’s securities to the Capital Market, provided it meets the Capital Market’s continued listing requirements. The Company is working diligently to regain compliance with Nasdaq’s listing rules. However, there can be no assurance that the Company will be able to regain compliance within the prescribed time period.

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

February 2026 Public Offering

On February 18, 2026, the Company closed a best efforts public offering for the sale of (i) 8,270,000 shares of common stock, (ii) 5,543,000 pre-funded warrants to purchase up to 5,543,000 shares of common stock and (iii) 13,813,000 common stock purchase warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per pre-funded warrant) and accompanying warrant (the “Offering”), for aggregate net proceeds of approximately $3.44 million after deducting the estimated offering expenses, including the placement agent fees. Each pre-funded warrant has an exercise price of $0.0001 per share upon issuance for one share of common stock and will not expire prior to exercise. Each warrant has an exercise price of $0.29 per share, is exercisable upon issuance for one and a half shares of common stock, and will expire five years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Maxim Group LLC acted as the placement agent in connection with the Offering.

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

Through March 31, 2026, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing and the Offering (as described below).

As of March 31, 2026, the Company had $1,907,674 of cash in its bank accounts. As of March 31, 2026 and December 31, 2025, there was $1,442,500 of related party debts, which are included in short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets (see Note 4).

The Company has an accumulated deficit of $39,995,447 as of March 31, 2026. The Company had a loss from operations and net loss of $1,100,898 and $1,123,714, respectively, for the three months ended March 31, 2026. The Company had a loss from operations and net loss of $264,220 and $327,526, respectively, for the three months ended March 31, 2025.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 Pre-Funded Warrants to purchase up to 5,543,000 shares of common stock and (ii) 13,813,000 Common Stock Warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant. In connection with the Offering, the Company received net proceeds of approximately $3.44 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the FASB ASC and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2025 (the “Annual Financial Statements”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and 2025, its cash flows for the three months ended March 31, 2026 and 2025, and its changes in stockholders’ deficit for the three months ended March 31, 2026 and 2025. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future period. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

Emerging Growth Company Status

After the closing of the Business Combination, the Company has elected to be an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Actual results may differ materially and adversely from these estimates. The Company is not aware of any significant estimates that required management to exercise significant judgment with the exception of the Company’s warrant liability and research and development costs. If the underlying estimates and assumptions upon which the estimates are based change in the future, actual amounts may differ from those included in the Company’s unaudited condensed consolidated financial statements.

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the Company’s CODM uses net income/loss to measure the Company’s single segment’s performance and allocate resources. Further, the CODM reviews and utilizes functional expenses (general and administrative and research and development) to manage the Company’s operations. The Company’s general and administrative expenses for the three months ended March 31, 2026 and 2025 included $60,500 and $37,500, respectively, of compensation expenses related to the compensation agreement the Company has executed with its Chief Executive Officer. The remaining general and administrative expenses are related to legal and accounting-related expenses for contractors. The Company’s research and development expenses did not include any compensation-related expenses. Other segment items included in net loss are interest expense, related parties and interest income which are reflected in the Company’s unaudited condensed consolidated statements of operations.

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which can exceed government insured limits.

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2026 and December 31, 2025.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgement. Accordingly, the degree of judgement exercised by management in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The fair value of the warrant liability reported in the Company’s unaudited condensed consolidated balance sheets represent a Level 3 instrument (see Note 8).

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2026, 13,813,000 of the Company’s Common Stock Warrants, 690,650 Placement Agent Warrants and 5,094,623 Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying condensed consolidated statements of operations. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the three months ended March 31, 2026, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $4,178. During the three months ended March 31, 2025, the Company had no unrealized gain or loss on the change in fair value of the warrant liabilities.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has one class of common stock.

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined by using the treasury stock method. Dilutive common stock equivalents are comprised of 19,598,273 warrants, comprised of 13,813,000 Common Stock Warrants, 690,650 Placement Agent Warrants and 5,094,623 Public Warrants. For all periods presented, there is no difference in the number of shares used to calculated basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive given that their inclusion would reduce the net loss per share during the three months ended March 31, 2026 and 2025.

Research and Development Expenses

Research and development expenses consist of costs incurred by InnoBation Bio Co, Ltd. (“Innobation”) in accordance with the license agreement with Innobation and are recorded as research and development expenses as incurred (see Note 3).

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

A lessee that makes this accounting policy election does not recognize a lease liability or right-of-use asset on its balance sheets. Instead, the lessee recognizes lease payments on a straight-line basis over the lease term.

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

The Company recognizes accrued interest and penalties related to unrecognized tax positions as income tax expense. There were no unrecognized tax positions, and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. No unrecognized tax benefits were identified as of March 31, 2026 or December 31, 2025.

Recently Issued Accounting Pronouncements – Not Yet Adopted

On November 4, 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its unaudited condensed consolidated financial statements.

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

On February 20, 2026, the Company issued a payment of $1,000,000 to Innobation for the total estimated costs associated with the preparation activities for Phase 1 clinical trials of IBA101, the Company’s product candidate. As of March 31, 2026, the Company estimated approximately 40% of the activities were completed.

As of March 31, 2026 and December 31, 2025, prepaid research and development costs of $600,000 and $0, respectively, are recorded in prepaid and other current assets in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, research and development expense related to the CD47 License was $400,000 and $0, respectively.

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

As of March 31, 2026 and December 31, 2025, there was no outstanding balance on the Feelux Bonds. As of March 31, 2026 and December 31, 2025, there was no accrued interest on the Feelux Bonds. For the three months ended March 31, 2026 and 2025, the Company recorded $0 and $26,251, respectively, of interest expense in the unaudited condensed consolidated statements of operations for the Feelux Bonds.

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

As of March 31, 2026 and December 31, 2025, there was no outstanding balance on the Car-Tcellkor Loan.

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

As of March 31, 2026 and December 31, 2025, the loans from Valetudo of $450,000 are recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5). As of March 31, 2026 and December 31, 2025, the related accrued interest of the loans from Valetudo was $117,058 and $113,308, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, interest expense related to the Valetudo loans was $3,750 and $24,000, respectively.

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

As of March 31, 2026 and December 31, 2025, there was no outstanding balance on the Ewon. As of March 31, 2026 and December 31, 2025, there was no accrued interest on the loans from Ewon. For the three months ended March 31, 2026 and 2025, interest expense related to the Ewon loans was $0 and $11,000, respectively.

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

As of March 31, 2026 and December 31, 2025, the balance of the Prophase loans is $742,500. As of March 31, 2026 and December 31, 2025, the related accrued interest of the loans from Prophase was $90,421 and $79,283, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, interest expense related to the Prophase Loans was $11,138 and $26,787, respectively.

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

As of March 31, 2026 and December 31, 2025, the balance of the Hana Loans is $50,000. As of March 31, 2026 and December 31, 2025, the related accrued interest of the loans from Hana was $2,792 and $2,042, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, interest expense related to the Hana Loans was $750 and $12,750, respectively.

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

As of March 31, 2026 and December 31, 2025, the balance of the Amantes Loans is $200,000. As of March 31, 2026 and December 31, 2025, the related accrued interest of the loans from Amantes was $12,287 and $9,288, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, interest expense related to the Amantes Loans was $3,000 and $14,724, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Due to Related Party

As of March 31, 2026 and December 31, 2025, the Company has $194,587 and $209,586, respectively, due to the Company’s executive team for compensation under their employment agreements.

Note 5. Debt

Outstanding debt classified as short-term debt as of March 31, 2026 and December 31, 2025 consisted of the following:

		March 31, 2026	December 31, 2025
Valetudo June 2023 Loans	Short-term debt, net, related parties	$200,000	$200,000
Valetudo July 2023 Loan	Short-term debt, net, related parties	250,000	250,000
Prophase February 2024 Loan	Short-term debt, net, related parties	31,500	31,500
Prophase March 2024 Loan	Short-term debt, net, related parties	250,000	250,000
Prophase May 2024 Loans	Short-term debt, net, related parties	240,000	240,000
Prophase July 2024 Loans	Short-term debt, net, related parties	83,000	83,000
Prophase August 2024 Loans	Short-term debt, net, related parties	50,000	50,000
Hana August 2024 Loans	Short-term debt, net, related parties	50,000	50,000
Amantes November 2024 Loans	Short-term debt, net, related parties	150,000	150,000
Amantes January 2025 Loans	Short-term debt, net, related parties	50,000	50,000
Prophase February 2025 Loan	Short-term debt, net, related parties	81,000	81,000
Prophase March 2025 Loan	Short-term debt, net, related parties	7,000	7,000

Short-term debt, related parties		$1,442,500	$1,442,500

As of March 31, 2026 and December 31, 2025, the Company’s outstanding debt agreements are all past due and are classified as current in the accompanying unaudited condensed consolidated balance sheets. All of the loans are with related parties (see Note 4).

As the Company’s loans are with related parties, the Company and its related parties have agreed to defer repayment until a time that is mutually agreed upon between the Company and its related parties. Accordingly, none of these notes are considered to be in default.

Note 6. Stockholders’ Equity

In connection with the Business Company, the Company’s certificate of incorporation was amended and restated to designate two classes of stock; preferred and common stock. The certificate of incorporation authorized 1,000,000 shares of preferred stock and 500,000,000 shares of common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights will be stated and expressed in such resolutions. There were zero preferred shares outstanding as of March 31, 2026 and December 31, 2025.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, with a par value of $0.0001 per share.

On July 16, 2025, the Company entered into a settlement and release agreement with Alta Partners, LLC (“Alta”), pursuant to which the Company agreed to issue 350,000 shares of its common stock to Alta in exchange for the surrender and cancellation of 1,000,000 Public Warrants held by Alta. On July 16, 2025, the common stock issued to Alta and Public Warrants surrendered by Alta had a fair value of $1,890,000 and $150,000, respectively. As a result of the exchange, the Company recognized a loss of $1,740,000 on the difference in fair value between the common stock and Public Warrants.

On April 30, 2025, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

On February 6, 2026, the Company entered into a settlement and release agreement with the Holder (as defined in Note 7), pursuant to which the Company agreed to issue 4,000,000 shares of its common stock to the Holder in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by the Holder.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 Pre-Funded Warrants to purchase up to 5,543,000 shares of common stock and (ii) 13,813,000 Common Stock Warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant. Immediately upon closing of the Offering, 4,281,000 Pre-Funded Warrants were exercised and converted into 4,281,000 shares of common stock.

The Company allocated the Offering proceeds between the common stock, Pre-Funded Warrants, Common Stock Warrants and Placement Agent Warrants based on their relative fair values in accordance with ASC 505, Equity. The fair value of the common stock and Pre-Funded Warrants was based on the Company’s closing stock price on the closing date of $0.2449 per share.

The fair value of the Common Stock Warrants and Placement Agent Warrants was estimated using a Black-Scholes option pricing model with the following assumptions:

Expected volatility	92.51%
Risk-free interest rate	3.66%
Dividend yield	—%
Expected life of warrants (years)	5

The Offering proceeds and related issuance costs were allocated to the common stock, Pre-Funded Warrants, Common Stock Warrants and Placement Agent Warrants as follows:

	Allocated	Allocated	Allocated
	Gross Proceeds	Issuance Costs	Net Proceeds
Common stock	1,208,186	168,891	1,039,295
Common Stock Warrants	1,977,998	276,502	1,701,497
Pre-Funded Warrants	755,014	105,542	649,471
Placement Agent Warrants	64,572	9,026	55,546
Total	4,005,770	559,962	3,445,808

The amount allocated to the common stock and Pre-Funded Warrants was recorded in common stock at par value and the excess over par value in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2026. The amounts allocated to the Common Stock Warrants and Placement Agent Warrants were recorded in additional paid-in capital as the Common Stock Warrants and Placement Agent Warrants are equity-classified instruments.

Issuance costs, including placement agent fees, legal fees and accountant related expenses were recorded as reduction to additional paid-in capital in proportion to the allocation of proceeds between the equity instruments issued, as summarized above.

On February 19, 2026, the remaining 1,262,000 Pre-Funded Warrants were exercised and converted into 1,262,000 shares of common stock.

As of March 31, 2026 and December 31, 2025, there were 44,877,633 and 27,064,633 shares of common stock issued and outstanding, respectively.

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

Warrants

As of March 31, 2026, 5,094,623 Public Warrants and 835,555 private placement warrants (together, the “Warrants”) were outstanding. Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part at a price of $0.01 per Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis.

As of March 31, 2026, 13,813,000 Common Stock Warrants were outstanding. Each Common Stock Warrant entitles the holder to purchase one and a half shares of the Company’s common stock at a price of $0.29 per share and will expire five years following the date of issuance. No fractional shares will be issued upon exercise of the Common Stock Warrants.

As of March 31, 2026, 690,650 Placement Agent Warrants were outstanding. Each Placement Agent Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.319 per share and will expire five years following the date of issuance. No fractional shares will be issued upon exercise of the Placement Agent Warrants.

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

For the three months ended March 31, 2026, lease expense related to the short-term lease was $22,272. For the three months ended March 31, 2025, there was no lease expense related to the short-term lease.

Legal Proceedings

On February 6, 2026, the Company entered into a settlement and release agreement with Clear Street LLC (the “Holder”), pursuant to which the Company agreed to issue 4,000,000 shares of its common stock to the Holder in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by the Holder. As of December 31, 2025, the Company determined this represented a Type I subsequent event in accordance with the guidance of ASC 855, Subsequent Events (“ASC 855”), in which the Company obtained additional evidence about conditions that existed at the date of the consolidated balance sheets. The Company estimated a settlement of $7,360,000, which was calculated using the fair value of the Company’s common stock on February 6, 2026, which was the day that stock was issued to the Holder. As of March 31, 2026 and December 31, 2025, the Company’s settlement payable was $0 and $7,360,000, respectively, which is included in settlement payable in the Company’s unaudited condensed consolidated balance sheets.

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

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims other than those already disclosed. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

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

On October 11, 2023, Iris executed a fee reduction agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event the Business Combination was consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount was payable by the Iris to the underwriters in $1,000,000 cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. The share price is subject to adjustment based on the five day volume-weighted average price prior to the filing of a resale registration statement covering such shares. As of April 30, 2025, Iris and the Company amended the fee reduction agreement with the underwriters to limit the total number of shares of common stock issuable to the underwriters to 1,750,000. Upon the consummation of the Business Combination, $9,160,000 in deferred underwriting fees were settled, of which $7,000,000 will be settled in common shares of the combined company, $500,000 was settled in cash and $1,660,000 was waived and no longer payable. The remaining $500,000 was to be settled upon the earlier of the consummation of the combined company’s next share offering, or in six months from the closing date of the Business Combination. As of March 31, 2026, the deferred underwriting fee payable was $500,000, which is included in deferred underwriting fee payable in the Company’s unaudited condensed consolidated balance sheets.

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

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:		$—	$—
Liabilities:
Warrant liability	3	$33,422	$29,244

Warrant Liability

Upon closing of the Mergers, Iris’ public and private placement warrants were converted into warrants of the Company, which entitle the holders to purchase shares of the Company’s common stock. The Company’s private placement warrants meet the requirements for liability classification. The fair value of the warrant liabilities were determined using observable data points, such as the fair value of the public warrants as of March 31, 2026 and December 31, 2025. The Company further considered specific unobservable inputs, such as the probability and timing of events and the expected equity value of the underlying shares.

The changes in fair value of Level 3 financial assets and liabilities for the three months ended March 31, 2026 are as follows:

Warrant liability
Fair value as of January 1, 2026	$29,244
Change in fair value	4,178
Fair value as of March 31, 2026	$33,422

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

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Common Stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively.

February 2026 Public Offering

On February 18, 2026, we closed a best efforts public offering for the sale of (i) 8,270,000 shares of our common stock, (ii) 5,543,000 pre-funded warrants to purchase up to 5,543,000 shares of our common stock and (iii) 13,813,000 common stock purchase warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per pre-funded warrant) and accompanying warrant (the “Offering”), for aggregate net proceeds of approximately $3.44 million after deducting the estimated offering expenses, including the placement agent fees. Each pre-funded warrant has an exercise price of $0.0001 per share upon issuance for one share of common stock and will not expire prior to exercise. Each warrant has an exercise price of $0.29 per share, is exercisable upon issuance for one and a half shares of common stock, and will expire five years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Maxim Group LLC acted as the placement agent in connection with the Offering.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following is a comparative of our results of operations for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025	Change	%
General and administrative	$700,898	$264,220	$436,678	165%
Research and development	400,000	—	400,000	0%
Total operating expenses	1,100,898	264,220	836,678	317%
Loss from operations	(1,100,898)	(264,220)	(836,678)	317%
Other expense, net	(22,816)	(63,306)	40,490	(64)%
Net loss	$(1,123,714)	$(327,526)	(796,188)	243%

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses increased by $436,678 during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to increases in accounting and legal expenses incurred in connection with the Company now operating as publicly traded company.

Research and Development Expenses

Research and development expenses consist of costs incurred by InnoBation Bio Co, Ltd. (“Innobation”) who was performing the research and development activities for the Company in accordance with the license agreements with Innobation. Research and development expenses increased by $400,000 as a result of costs incurred under the CD47 license agreement during the three months ended March 31, 2026 as compared no such costs incurring during the three months ended March 31, 2025.

Other Expenses, net

The other expense, net decreased by $40,490 from $63,306 of other expense for the three months ended March 31, 2025 to $22,816 of other expense for the three months ended March 31, 2026. The Company recognized interest expense of $18,638 on related party promissory notes during the three months ended March 31, 2026 as compared to interest expense of $115,512 during the three months ended March 31, 2025 due to a decrease in the related party promissory notes principal balance following the closing of the Business Combination. Further, the Company recognized no interest income on loans receivable with Iris during the three months ended March 31, 2026 as compared to interest income of $52,206 during the three months ended March 31, 2025. In connection with the closing of the Business Combination on April 30, 2025, the loans receivable with Iris were terminated, thus no interest income is expected in future periods.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. Through March 31, 2026, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers and the PIPE Financing, and the Offering (as described below).

As of March 31, 2026, the Company had $1,907,674 of cash in its bank accounts. As of March 31, 2026 and December 31, 2025, there was $1,442,500 of related party debts, which are included in Short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets.

The Company has an accumulated deficit of $39,995,447 as of March 31, 2026. The Company had a loss from operations and net loss of $1,100,898 and $1,123,714, respectively, for the three months ended March 31, 2026. The Company had a loss from operations and net loss of $264,220 and $327,526, respectively, for the three months ended March 31, 2025.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 pre-funded warrants to purchase up to 5,543,000 shares of common stock (the “Pre-Funded Warrants”) and (ii) 13,813,000 common stock purchase warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant (the “Offering”). In connection with the Offering, the Company received net proceeds of approximately $3.44 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025	Change	%
Net cash used in operating activities	$(2,015,289)	$(159,393)	$(1,855,896)	1,164%
Net cash used in investing activities	—	(575,000)	575,000	(100)%
Net cash provided by financing activities	3,585,308	713,000	2,872,308	403%
Net change in cash	$1,570,019	$(21,393)	$1,591,412	(7,439)%

Net cash used in operating activities for the three months ended March 31, 2026 increased by $1,855,896 as compared to the three months ended March 31, 2025. The increase in cash used in operating activities is primarily due to an increase in net loss during the three months ended March 31, 2026 of $935,688, when compared to the net loss for the three months ended March 31, 2025, an increase in prepaid expenses of $657,107 and an increase in payment of accounts payable and accrued expenses of $173,923 for the three months ended March 31, 2026 as compared to the same period in the prior year. The increase is further a result of operating activities, adjusted for non-cash transactions including deprecation expense of $518 and a change in fair value of warrant liabilities of $4,178 for the three months ended March 31, 2026 as compared to no such activity during the three months ended March 31, 2025

Net cash used in investing activities for the three months ended March 31, 2026 decreased by $575,000 as compared to the three months ended March 31, 2025. The decrease in cash used in investing activities is primarily to less issuances of loans to Iris prior to the Business Combination.

Net cash provided by financing activities for the three months ended March 31, 2026 increased by $2,872,308 as compared to the three months ended March 31, 2025. The increase in cash provided by financing activities is primarily due to proceeds received of $3,585,308 from the Offering, net of offering costs. Further, the Company received no proceeds from related party debt during the three months ended March 31, 2026 as compared to proceeds of $713,000 during the three months ended March 31, 2025.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of March 31, 2026, 13,813,000 of the Company’s Common Stock Warrants, 690,650 Placement Agent Warrants and 5,094,623 of the Company’s Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the three months ended March 31, 2026, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $4,178. During the three months ended March 31, 2025, the Company had no unrealized gain or loss on the change in fair value of the warrant liabilities.

Recently Issued Accounting Pronouncements – Not Yet Adopted

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in this ASU do not change or remove current expense disclosure requirements; however, the amendments affect where such information appears in the notes to financial statements because entities are required to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this standard will have on its unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2026.

Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the quarter ended March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

Date: May 15, 2026	LIMINATUS PHARMA, INC.

	By:	/s/ Chris Kim
Name: Chris Kim
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Scott Dam
Name: Scott Dam
Title: Chief Financial Officer
(Principal Financial Officer)