Form 10-Q
period 2026-06-30
Liminatus Pharma, Inc.
filed 2026-08-14
CIK 1971387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 67,160,362 shares of common stock outstanding.

LIMINATUS PHARMA, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Liminatus Pharma, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Current assets
Cash	$3,017,096	$337,655
Prepaid and other current assets	375,371	162,919
Total current assets	3,392,467	500,574
Non-current assets:
Property and equipment, net	11,235	12,221
Total non-current assets	11,235	12,221
Total assets	$3,403,702	$512,795

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$655,089	$582,234
Accrued interest, related parties	241,403	203,921
Due to related parties	201,431	209,586
Short-term debt, related parties	1,442,500	1,442,500
Deferred underwriting fee payable	500,000	500,000
Settlement payable	—	7,360,000
Total current liabilities	3,040,423	10,298,241
Warrant liability	62,667	29,244
Total liabilities	3,103,090	10,327,485

Commitments and Contingencies (Note 7)

Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,971,633 and 27,064,633 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5,597	2,706
Additional paid-in capital	41,697,721	29,054,337
Accumulated deficit	(41,402,706)	(38,871,733)
Total stockholders’ equity (deficit)	300,612	(9,814,690)
Total liabilities and stockholders’ equity (deficit)	$3,403,702	$512,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

General and administrative	$778,908	$1,118,211	$1,479,806	$1,382,431
Research and development	600,000	—	1,000,000	—
Total operating expenses	1,378,908	1,118,211	2,479,806	1,382,431
Loss from operations	(1,378,908)	(1,118,211)	(2,479,806)	(1,382,431)
Other income (expense):
Interest expense, related parties	(18,844)	(62,288)	(37,482)	(177,800)
Interest and other income	8,223	24,383	8,223	76,589
Forgiveness of unrelated vendor payables	11,515	2,142,297	11,515	2,142,297
Change in fair value of deferred underwriting fee - common stock payable	—	(756,000)	—	(756,000)
Change in the fair value of warrant liabilities	(29,245)	(116,894)	(33,423)	(116,894)
Total other income (expense), net	(28,351)	1,231,498	(51,167)	1,168,192
Net income (loss)	$(1,407,259)	$113,287	$(2,530,973)	$(214,239)

Weighted average shares outstanding, basic and diluted*	48,398,314	23,301,178	42,233,202	20,400,589

Basic and diluted net income (loss) per share*	$(0.03)	$0.00	$(0.06)	$(0.01)

* Shares and per share data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2025	27,064,633	$2,706	$29,054,337	$(38,871,733)	$(9,814,690)
Issuance of common stock in connection with the Clear Street settlement	4,000,000	400	7,359,600	—	7,360,000
Issuance of common stock in connection with the Offering, net of offering costs of $559,962	13,813,000	1,381	3,444,427	—	3,445,808
Net loss	—	—	—	(1,123,714)	(1,123,714)
Balance - March 31, 2026	44,877,633	$4,487	$39,858,364	$(39,995,447)	$(132,596)
Issuance of common stock in connection with the exercise of warrants	750,000	75	217,425	—	217,500
Issuance of common stock in connection with the Warrant Inducement, net of offering costs of $238,954	10,344,000	1,035	1,621,932	—	1,622,967
Net loss	—	—	—	(1,407,259)	(1,407,259)
Balance - June 30, 2026	55,971,633	$5,597	$41,697,721	$(41,402,706)	$300,612

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024*	17,500,000	$1,750	$9,323,403	$(28,665,216)	$(19,340,063)
Net loss	—	—	—	(327,526)	(327,526)
Balance - March 31, 2025*	17,500,000	$1,750	$9,323,403	$(28,992,742)	$(19,667,589)
Business combination with IRIS, net of transaction costs	114,633	11	190,379	—	190,390
Settlement of loans to Iris Acquisition Corp upon closing of the business combination	—	—	(4,443,500)	—	(4,443,500)
Issuance of common stock to Iris Acquisition Holdings, LLC	6,900,000	690	(690)	—	—
Issuance of common stock for the PIPE investment	1,500,000	150	14,999,850	—	15,000,000
Net income	—	—	—	113,287	113,287
Balance - June 30, 2025	26,014,633	$2,601	$20,069,442	$(28,879,455)	$(8,807,412)

* Shares, common stock amount and additional paid - in capital data are presented on a retroactive basis to reflect the effects of the conversion and recapitalization as a result of the Business Combination consummated on April 30, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Liminatus Pharma, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(2,530,973)	$(214,239)
Forgiveness of unrelated vendor payables	(11,515)	(2,142,297)
Depreciation	986	743
Change in fair value of deferred underwriting fee - common stock payable	—	756,000
Change in the fair value of warrant liabilities	33,423	116,894
Changes in operating assets and liabilities
Due from related party, current	—	(3,427,000)
Prepaid and other current assets	(212,452)	43,442
Accounts payable and accrued expenses	(294,084)	(2,043,405)
Accrued interest, related parties	37,482	177,800
Accrued maintenance fee	—	(360,000)
Due to research and development partner	—	(1,782,297)
Due to related party	(8,155)	(101,500)
Net cash used in operating activities	(2,985,288)	(8,975,859)

Cash Flows from Investing Activities:
Loans to Iris Acquisition Corp	—	(775,000)
Net cash used in investing activities	—	(775,000)

Cash Flows from Financing Activities:
Gross proceeds from issuance of common stock in connection with the Offering	3,585,308	—
Gross proceeds from issuance of common stock in connection with the exercise of warrants	217,500	—
Gross proceeds from issuance of common stock in connection with the Warrant Inducement	1,861,921	—
Gross proceeds from issuance of common stock for PIPE investment	—	10,556,500
Payment of transaction costs	—	(2,563,738)
Repayment of short-term debt, related party	—	4,340,000
Deferred transaction costs	—	(1,300,000)
Net cash provided by financing activities	5,664,729	11,032,762

Net change in cash	2,679,441	1,281,903

Cash, beginning of the period	337,655	56,319
Cash, end of the period	$3,017,096	$1,338,222

Non-cash investing and financing activities:
Issuance of common stock in connection with the Clear Street settlement	$7,360,000	$—
Costs incurred in connection with the issuance of common stock	$378,454	$—
Liabilities assumed in connection with the Business Combination	$—	$10,694,604
Fair value of shares to be issued to underwriter on date of the Business Combination	$—	$7,049,000
Transaction costs incurred upon closing of the Business Combination	$—	$1,518,381
Settlement of loans to Iris Acquisition Corp upon closing of the Business Combination	$—	$4,443,500
Issuance of common stock to Iris Acquisition Holdings, LLC	$—	$690
Conversion of related party short-term debt into common stock	$—	$14,797,901
Non-cash conversion of amounts borrowed for PIPE Funds	$—	$3,427,000
Non-cash impact to APIC for the elimination of accrued interest on converted related party debt	$—	$169,201

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

Pursuant to the Business Combination Agreement, among other matters, at the effective time of the Business Combination (the “Effective Time”), (i) every issued and outstanding security issued by Iris during its initial public offering (each, an “Iris Unit”) was automatically separated and broken out into its constituent parts and the holder thereof was deemed to hold one share of Iris Class A common stock, par value $0.0001 per share (the “Iris Class A Shares”) and one-fourth of one redeemable warrant that was included as part of each Iris Unit (the “Public Warrants”), and such underlying constituent securities of Iris were converted in accordance with the applicable terms of the Business Combination Agreement, (ii) at the Effective Time, each issued and outstanding Iris Class A Share was converted automatically into and thereafter represent the right to receive one share of common stock, par value $0.0001 per share, of the Company, following which all Iris Class A Shares ceased to be outstanding and were automatically canceled and ceased to exist, (iii) at the Effective Time, each issued and outstanding Public Warrant immediately and automatically represented the right to purchase shares of common stock on the same terms and conditions as are set forth in the applicable warrant agreement, (iv) at the Effective Time, each issued and outstanding non-redeemable warrant of Iris that was issued by Iris in a private placement at the time of the consummation of its initial public offering, entitling the holder thereof to purchase one Iris Class A Share at $11.50 per share, except those issued to Cantor Fitzgerald & Co. (“Cantor”), were forfeited, and (v) the private placement warrants issued to Cantor immediately and automatically represented the right to purchase shares of common stock.

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

Upon consummation of the Business Combination, the Company assumed a total of $10,694,604 in liabilities from Iris. The Company incurred $1,518,381 in transaction costs associated with the closing of the Business Combination. The Company converted a total of $14,797,902 of related party debt and accrued interest, $3,316,756 from the PIPE investor and $11,481,146 from Feelux and Car-Tcellkor (as described above) into common stock. Additionally, a total of $169,201 in accrued interest on related party debts that were converted, as discussed above, was eliminated upon consummation of the Business Combination.

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

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Company’s common stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively.

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

On November 19, 2025, the Company received notices from Nasdaq indicating that the Company was no longer in compliance with (i) Nasdaq Listing Rule 5450(b)(2)(A) due to its failure to maintain a minimum Market Value of Listed Securities (“MVLS”) of $50,000,000 (the “MVLS Rule”), based upon a review of the Company’s MVLS for the last 30 consecutive business days and (ii) Nasdaq Listing Rule 5450(b)(2)(C) due to its failure to maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of $15,000,000 (the “MVPHS Rule”), based upon a review of the Company’s MVPHS for the last 30 consecutive business days. The

Nasdaq staff noted that the Company also does not meet the requirements under Listing Rule 5450(b)(3)(A), which requires the Company to have total assets and total revenue of at least $50 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years. Under the Nasdaq rules, the Company was provided a period of 180 calendar days, or until May 18, 2026, in which to regain compliance with the MVLS Rule and MVPHS Rule.

On January 15, 2026, the Company received a notice from Nasdaq indicating that, based upon the closing bid price for the last 30 consecutive business days, the Company was no longer in compliance with Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) which requires listed securities to maintain a minimum bid price of $1 per share. Under the Nasdaq rules, the Company was provided a period of 180 calendar days, or until July 14, 2026, in which to regain compliance with the Bid Price Rule.

On May 20, 2026, the Company received a notice from Nasdaq stating that the Company had not regained compliance with the MVLS Rule and the MVPHS Rule. Accordingly, its securities were to be delisted from The Nasdaq Global Market. Unless the Company requested an appeal of the determination before the Nasdaq Hearings Panel (the “Panel”) by May 27, 2026, trading of the Company’s securities would have been suspended at the opening of business on May 29, 2026, and a Form 25-NSE would have been filed with the SEC, which would have removed the Company’s securities from listing and registration on Nasdaq. On May 26, 2026, the Company requested an appeal before the Panel. The hearing request resulted in a stay of any suspension or delisting action pending the hearing.

A hearing was held before the Panel on June 30, 2026 during which the Company requested a phase-down to The Nasdaq Capital Market pursuant to an exception within which to evidence compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

On July 20, 2026, the Company received a notice from Nasdaq indicating that the Company had not regained compliance with the Bid Price Rule and was not eligible for a second 180-day extension to regain compliance with the Bid Price Rule. The notice indicated that the Panel will consider this matter in their decision regarding the Company’s continued listing on Nasdaq and that the Company should present its view with respect to the additional deficiency to the Panel in writing no later than July 27, 2026. The Company submitted a written response to the Panel regarding the additional deficiency on July 27, 2026.

On July 31, 2026, the Panel notified the Company that it determined to transfer the Company to The Nasdaq Capital Market effective August 4, 2026 and granted the Company an exception to regain compliance with the Nasdaq Listing Rules, subject to the following conditions: (i) on or before August 7, 2026, the Company must file an application to transfer to The Nasdaq Capital Market; and (ii) on or before August 28, 2026, the Company must demonstrate compliance with Listing Rule 5550(a)(2) by achieving a $1.00 closing bid price for at least ten (10) consecutive trading days.

On August 4, 2026, the Company submitted an application to transfer to The Nasdaq Capital Market. On August 3, 2026, the Company held an annual meeting of stockholders at which its stockholders approved, among other things, a proposal authorizing the Company’s board of directors, at its discretion, to approve a reverse stock split of the Company’s common stock with a ratio of up to 1-for-50 shares, for the primary purpose of meeting the minimum bid price and other quantitative requirements for the Company’s listing on Nasdaq. The Company is working diligently to regain compliance with Nasdaq’s listing rules. However, there can be no assurance that the Company will be able to regain compliance within the prescribed time period.

On August 12, 2026, the Panel notified the Company that it granted a brief extension to demonstrate compliance with Listing Rule 5550(a)(2) by September 3, 2026.

February 2026 Public Offering

On February 18, 2026, the Company closed a best efforts public offering for the sale of (i) 8,270,000 shares of common stock, (ii) 5,543,000 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 5,543,000 shares of common stock and (iii) 20,719,500 common stock purchase warrants (the “Common Stock Warrants”) to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per pre-funded warrant) and accompanying warrant (the “Offering”), for aggregate net proceeds of approximately $3.44 million after deducting the estimated offering expenses, including the placement agent fees. Each pre-funded warrant has an exercise price of $0.0001 per share upon issuance for one share of common stock and will not expire prior to exercise. Each warrant has a reduced exercise price of $0.18 per share, is exercisable upon issuance for one and a half shares of common stock, and will expire five years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Maxim Group LLC (“Maxim”) acted as the placement agent in connection with the Offering.

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

In connection with the Offering, on February 17, 2026, the Company entered into a placement agency agreement with Maxim, as placement agent in connection with the Offering. The Company paid Maxim a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering. The Company also agreed to reimburse Maxim for all reasonable out-of-pocket costs and expenses incurred in connection with the Offering in an aggregate amount up to $100,000. In addition, the Company issued to Maxim warrants (the “Placement Agent Warrants”) to purchase 690,650 shares of common stock (representing 5.0% of the number of shares of common stock sold in the Offering). The Placement Agent Warrants are immediately exercisable at an exercise price of $0.319 (or 110% of the public offering price for the shares of common stock and common warrants offered in the Offering) and will expire on the fifth anniversary of the commencement of sales of the Offering.

June 2026 Warrant Inducement

On June 3, 2026, the Company entered into a warrant exercise inducement offer letter (the “Inducement Letter Agreement”) with a holder of its existing common stock warrants exercisable for an aggregate of 10,344,000 shares of its common stock (collectively, the “Existing Warrants”), to exercise its Existing Warrants at a reduced exercise price of $0.18 per share, in exchange for the Company’s agreement to issue new common stock warrants to purchase an aggregate of up to 20,688,000 shares of common stock, consisting of (i) warrants to purchase up to 10,344,000 shares of common stock at an exercise price per share of $0.18 (the “New Black-Scholes Warrants”) and (ii) warrants to purchase up to 10,344,000 shares of common stock at an exercise price per share of $0.18 (the “New Change of Control Warrants” and, together with the New Black-Scholes Warrants, the “Inducement Warrants”) (the “Warrant Inducement”). The aggregate gross proceeds from the exercise of the Existing Warrants were approximately $1,861,921, before deducting financial advisory fees. The fair value of the Inducement Warrants was $2,211,295 at inducement, or $0.18 per instrument.

In connection with the transaction described above, the Company entered into a financial advisory services agreement, dated June 3, 2026, with Maxim, pursuant to which the Company agreed to pay Maxim for its services a cash fee of up to 8% of the gross proceeds received by the Company in connection with the exercise of the Existing Warrants.

The Warrant Inducement, which resulted in the issuance of the Company’s common stock in exchange for the cash exercise of the Existing Warrants, is considered a modification of the Existing Warrants under the guidance of ASC 815-40. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, resulting in the imminent exercise of the Existing Warrants, which raised equity capital and generated net proceeds for the Company. As the Existing Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of $117,806 as an equity issuance cost. The amount of the equity issuance cost recognized for the warrant modification was determined at the incremental fair value of the modified Existing Warrants immediately before and after the warrant modification.

InnocsAI Acquisition

On May 17, 2026, the Company entered into a Merger Agreement (the “Original Merger Agreement”) with InnocsAI LLC, a Delaware limited liability company (“InnocsAI”), and NamChul Jung, in his capacity as the representative of the members of InnocsAI. Under the Original Merger Agreement, the aggregate consideration payable to the members of InnocsAI consisted of (i) 1,600,000,000 shares of the Company’s common stock, valued at an issuance price of $0.20 per share (the “Closing Payment Shares”), and (ii) contingent value rights, on terms to be agreed upon by the parties, representing in the aggregate the right to receive 20% of the net proceeds from any future strategic sale, out-license, transfer or other disposition of, or exit transaction involving, the assets acquired from InnocsAI. Upon completion of the transactions contemplated by the Original Merger Agreement, all issued and outstanding membership interests of InnocsAI were to be canceled and automatically converted into the right to receive the Closing Payment Shares.

The assets to be acquired included a portfolio of oncology-focused biologic and cellular therapy programs centered on CAR-T and antibody-related technologies. These technologies are designed to address certain limitations observed in current approaches to hematologic malignancies and solid tumors, including antigen escape, tumor heterogeneity, limited T-cell persistence, tumor microenvironment-mediated suppression and lineage-restricted target coverage. Chris Kim, the Company’s Chief Executive Officer and a member of its board of directors, is also a director of InnocsAI and the Chief Executive Officer and controlling member of Valetudo Therapeutics LLC, a member of InnocsAI.

On June 29, 2026, the Company, InnocsAI and Mr. Jung amended and restated the Original Merger Agreement (as so amended and restated, the “Amended and Restated Merger Agreement”). The Amended and Restated Merger Agreement revised the structure of the transaction to allow closing prior to obtaining stockholder approval and provided that the 1,600,000,000 shares of the Company’s common stock comprising the merger consideration would instead be paid in a combination of shares of common stock and shares of newly designated non-voting convertible preferred stock. As contemplated by the Original Merger Agreement, and subject to the terms and conditions of the Amended and Restated Merger Agreement, InnocsAI would merge with and into a new wholly-owned Delaware subsidiary of the Company (“Merger Sub”), with InnocsAI ceasing to exist as a separate legal entity and Merger Sub continuing as the surviving entity (the “InnocsAI Merger”).

Pursuant to the Amended and Restated Merger Agreement, upon completion of the InnocsAI Merger, the members of InnocsAI would receive shares of the Company’s common stock up to the maximum number that could be issued without prior stockholder approval under applicable Nasdaq listing rules (or an estimated 19.99% of the outstanding common stock immediately prior to the closing of the InnocsAI Merger). The balance of the merger consideration would be paid in shares of the Company’s newly designated Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”), having the rights, preferences, powers and privileges set forth in the applicable Certificate of Designation (as defined below). Each share of Series A Preferred Stock would be convertible into 10,000 shares of common stock. The Series A Preferred Stock would not become convertible unless and until the Company obtained stockholder approval for the issuance of the underlying shares of common stock to the extent required under applicable Nasdaq listing rules.

On July 2, 2026, the InnocsAI Merger was completed, pursuant to which the Company acquired InnocsAI. In connection with the closing of the InnocsAI Merger, the Company issued to the former members of InnocsAI an aggregate of 11,188,729 shares of common stock and an aggregate of 158,881.1271 shares of Series A Preferred Stock.

Pursuant to the Amended and Restated Merger Agreement, the Company acquired InnocsAI which is primarily composed of intangible assets (i.e., its portfolio of oncology-focused biologic and cellular therapy program). The InnocsAI Merger is considered an asset acquisition under ASC 805 as it does not meet the definition of a business since substantially all of the fair value of the assets acquired are concentrated in a group of similarly identifiable assets. Furthermore, the InnocsAI Merger was deemed to be an asset acquisition as InnocsAI did not meet the definition of a business under SEC Rule 11-01(d) of Regulation S-X (“Rule 11-01 (d)”), where a business, for purposes of Rule 11-01 (d), is identified by the continuity of operations before and after the transaction. InnocsAI has no substantive revenue producing activities, employee base, sales force, customer base, operating rights or production techniques, thus, not meeting the definition of a business under Rule 11-01 (d).

On June 29, 2026, in connection with the Amended and Restated Merger Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the existing members of InnocsAI, pursuant to which the Company has agreed to provide such holders with “piggy-back” and Form S-3 registration rights, covering shares of common stock (including shares issuable upon conversion of preferred stock) received in the InnocsAI Merger. The Company has agreed to bear the registration expenses.

On June 29, 2026, in connection with the Amended and Restated Merger Agreement, InnocsAI, for the benefit of the Company and its affiliates, successors and subsidiaries, entered into a non-competition and non-solicitation agreement (the “Non-Compete Agreement”) with certain key employees of InnocsAI, pursuant to which each subject party has agreed not to compete with or solicit the employees, customers, or suppliers of InnocsAI and its affiliates for two years after the merger closing, and to maintain confidentiality regarding company information.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. Through June 30, 2026, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers, the PIPE Financing, the Offering and the Warrant Inducement.

As of June 30, 2026, the Company had $3,017,096 of cash in its bank accounts. As of June 30, 2026 and December 31, 2025, there was $1,442,500 of related party debts, which are included in short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets (see Note 4).

The Company has an accumulated deficit of $41,402,706 as of June 30, 2026. The Company had a loss from operations and net loss of $2,479,806 and $2,530,973, respectively, for the six months ended June 30, 2026. The Company had a loss from operations and net loss of $1,378,908 and $1,407,259, respectively, for the three months ended June 30, 2026.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 Pre-Funded Warrants to purchase up to 5,543,000 shares of common stock and (ii) 20,719,500 Common Stock Warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant. In connection with the Offering, the Company received net proceeds of $3,444,427, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On June 3, 2026, the Company entered into the Inducement Letter Agreement with a holder of its Existing Warrants to exercise 10,344,000 of its Existing Warrants at a reduced exercise price of $0.18 per share for an aggregate of 10,344,000 shares of its common stock. In connection with the Warrant Inducement, the Company received net proceeds of $1,622,967, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the FASB ASC and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual consolidated financial statements and should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended December 31, 2025 (the “Annual Financial Statements”). In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to fairly present its financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and 2025, its cash flows for the six months ended June 30, 2026 and 2025, and its changes in stockholders’ equity (deficit) for the three and six months ended June 30, 2026 and 2025. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any future period. The condensed consolidated balance sheet as of December 31, 2025 was derived from the Annual Financial Statements but does not contain all of the footnote disclosures from the Annual Financial Statements.

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

The Company will cease to be an emerging growth company upon the earliest of (1) December 31, 2026; (2) the first fiscal year after annual gross revenues are $1.235 billion or more; (3) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (4) the date on which the Company is deemed to be a “large accelerated filer” under the Exchange Act.

Smaller Reporting Company

The Company is a “smaller reporting company” meaning that the market value of its stock held by non-affiliates is less than $700 million as of the most recently completed second fiscal quarter and the annual revenue was less than $100 million during the most recently completed fiscal year. The Company may continue to be a smaller reporting company if either (i) the market value of its stock held by nonaffiliates is less than $250 million or (ii) annual revenue was less than $100 million during the most recently completed fiscal year and the market value of its stock held by non-affiliates is less than $700 million as of the most recently completed second fiscal quarter. As a smaller reporting company, the Company is permitted and intends to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies.

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

Segments

The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment. Accordingly, the Company’s CODM uses net income/loss to measure the Company’s single segment’s performance and allocate resources. Further, the CODM reviews and utilizes functional expenses (general and administrative and research and development) to manage the Company’s operations. The Company’s general and administrative expenses for the three months ended June 30, 2026 and 2025 included $73,699 and $37,500, respectively, of compensation expenses related to the compensation agreements the Company has with its executive team. The Company’s general and administrative expenses for the six months ended June 30, 2026 and 2025 included $134,199 and $75,000, respectively, of compensation expenses related to the compensation agreement the Company has with its executive team. The remaining general and administrative expenses are related to legal and accounting-related expenses for contractors. The Company’s research and development expenses did not include any compensation-related expenses. Other segment items included in net (loss) income are interest expense, related parties and interest income which are reflected in the Company’s unaudited condensed consolidated statements of operations.

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which can exceed government insured limits.

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

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

The carrying values reported in the Company’s unaudited condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses, accrued interest with related parties, short-term debt with related parties, due to related parties, settlement payable and its deferred underwriting fee payable are reasonable estimates of their fair values due to the short-term nature of these items.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2026, 20,688,000 Inducement Warrants, 9,625,500 Common Stock Warrants, 690,650 Placement Agent Warrants and 5,094,623 Public

Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying unaudited condensed consolidated statements of operations. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the three and six months ended June 30, 2026, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $29,245 and $33,423, respectively. During the three and six months ended June 30, 2025, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $116,894.

Net (Loss) Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. The Company has one class of common stock.

Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of shares of common stock outstanding for the period, without consideration for potentially dilutive securities if their effect is antidilutive. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding for the period determined by using the treasury stock method. Dilutive common stock equivalents consisted of 36,934,328 warrants, comprising of 20,688,000 Inducement Warrants, 9,625,500 Common Stock Warrants, 690,650 Placement Agent Warrants, 5,094,623 Public Warrants and 835,555 private placement warrants. For all periods presented, there is no difference in the number of shares used to calculated basic and diluted shares outstanding as inclusion of the potentially dilutive securities would be antidilutive given that their inclusion would reduce the net (loss) income per share during the three and six months ended June 30, 2026 and 2025.

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

The Company recognizes accrued interest and penalties related to unrecognized tax positions as income tax expense. There were no unrecognized tax positions, and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. No unrecognized tax benefits were identified as of June 30, 2026 or December 31, 2025.

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

Note 3. License Agreements

CD47 License

In October 2022, the Company was assigned a license and development agreement, as amended, with InnoBation Bio Co., Ltd. (the “CD47 License”), whereby, effective March 31, 2023, the Company received an exclusive license to develop and commercialize products for the CD47 immune checkpoint inhibitor to treat solid cancers, and companion diagnostics used to monitor treatment with CD47 products (collectively, “CD47 Products”), from Curis Biotech Holdings LLC, the parent company of Valetudo, a related party of the Company, in exchange for 78,555,554 of Liminatus’ Class A member units. The license was recorded at Valetudo’s cost basis of zero, and the Company recorded an approximately $800,000 Class A membership interest with an offset to additional paid-in capital on the unaudited condensed consolidated balance sheets. The Company is obligated to pay all development costs for CD47 Products.

On February 20, 2026, the Company issued a payment of $1,000,000 to Innobation for the total estimated costs associated with the preparation activities for Phase 1 clinical trials of IBA101, the Company’s product candidate. As of June 30, 2026, the Company has completed the preparation activities for Phase 1 clinical trials.

For the three months ended June 30, 2026 and 2025, research and development expense related to the CD47 License was $600,000 and $0, respectively. For the six months ended June 30, 2026 and 2025, research and development expense related to the CD47 License was $1,000,000 and $0, respectively.

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

As of June 30, 2026 and December 31, 2025, there was no outstanding balance on the Feelux Bonds. As of June 30, 2026 and December 31, 2025, there was no accrued interest on the Feelux Bonds. For the three months ended June 30, 2026 and 2025, the Company recorded $0 and $8,772, respectively, of interest expense in the unaudited condensed consolidated statements of operations for the Feelux Bonds. For the six months ended June 30, 2026 and 2025, the Company recorded $0 and $35,023, respectively, of interest expense in the unaudited condensed consolidated statements of operations for the Feelux Bonds.

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

As of June 30, 2026 and December 31, 2025, there was no outstanding balance on the Car-Tcellkor Loan.

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

As of June 30, 2026 and December 31, 2025, the loans from Valetudo of $450,000 are recorded in short-term debt, related parties in the unaudited condensed consolidated balance sheets (see Note 5). As of June 30, 2026 and December 31, 2025, the related accrued interest of the loans from Valetudo was $120,850 and $113,308, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, interest expense related to the Valetudo loans was $3,792 and $10,542, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the Valetudo loans was $7,542 and $34,542, respectively.

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

As of June 30, 2026 and December 31, 2025, there was no outstanding balance on the loans from Ewon. As of June 30, 2026 and December 31, 2025, there was no accrued interest on the loans from Ewon. For the three months ended June 30, 2026 and 2025, interest expense related to the Ewon loans was $0 and $3,667, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the Ewon loans was $0 and $14,667, respectively.

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

As of June 30, 2026 and December 31, 2025, the balance of the Prophase loans is $742,500. As of June 30, 2026 and December 31, 2025, the related accrued interest of the loans from Prophase was $101,682 and $79,283, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, interest expense related to the Prophase Loans was $11,261 and $27,516, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the Prophase Loans was $22,399 and $54,303, respectively.

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

As of June 30, 2026 and December 31, 2025, the balance of the Hana Loans is $50,000. As of June 30, 2026 and December 31, 2025, the related accrued interest of the loans from Hana was $3,550 and $2,042, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, interest expense related to the Hana Loans was $758 and $4,758, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the Hana Loans was $1,508 and $17,508, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Amantes Loans

On November 1, 2024, the Company borrowed $400,000 from Amantes LLC (“Amantes”), a related party of the Company due to having common executives, pursuant to a loan agreement between the Company and Amantes (the “Amantes Loan”). On November 27, 2024, the Company borrowed an additional $300,000 from Amantes (the “Additional Amantes Loan”) (together with the Amantes Loan, the “Amantes November 2024 Loans”). The Amantes November 2024 Loans bear interest at 6% per annum and were due on January 1, 2025. On April 30, 2025, upon consummation of the Business Combination, outstanding principal of $550,000, along with accrued interest, on the Amantes November 2024 Loans was converted into common stock of the Company.

On January 2, 2025 and January 23, 2025, the Company borrowed a total of $300,000 from Amantes, pursuant to loan agreements between the Company and Amantes (the “Amantes January 2025 Loans”). The Amantes January 2025 Loans bear interest at 6% per annum and were due on March 1, 2025 and March 22, 2025, respectively, which may be extended upon mutual agreement of the parties. On April 30, 2025, upon consummation of the Business Combination, the outstanding principal of $250,000, along with accrued interest, on the Amantes January 2025 Loans was converted into common stock of the Company.

As of June 30, 2026 and December 31, 2025, the balance of the Amantes Loans is $200,000. As of June 30, 2026 and December 31, 2025, the related accrued interest of the loans from Amantes was $15,321 and $9,288, respectively, and is included in accrued interest, related parties in the unaudited condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, interest expense related to the Amantes Loans was $3,033 and $7,033, respectively. For the six months ended June 30, 2026 and 2025, interest expense related to the Amantes Loans was $6,033 and $21,758, respectively.

Please refer to Note 5 for discussion related to notes which have passed their maturity dates.

Due to Related Party

As of June 30, 2026 and December 31, 2025, the Company has $201,431 and $209,586, respectively, due to the Company’s executive team for compensation under their employment agreements.

Note 5. Debt

Outstanding debt classified as short-term debt as of June 30, 2026 and December 31, 2025 consisted of the following:

		June 30, 2026	December 31, 2025
Valetudo June 2023 Loans	Short-term debt, net, related parties	$200,000	$200,000
Valetudo July 2023 Loan	Short-term debt, net, related parties	250,000	250,000
Prophase February 2024 Loan	Short-term debt, net, related parties	31,500	31,500
Prophase March 2024 Loan	Short-term debt, net, related parties	250,000	250,000
Prophase May 2024 Loans	Short-term debt, net, related parties	240,000	240,000
Prophase July 2024 Loans	Short-term debt, net, related parties	83,000	83,000
Prophase August 2024 Loans	Short-term debt, net, related parties	50,000	50,000
Hana August 2024 Loans	Short-term debt, net, related parties	50,000	50,000
Amantes November 2024 Loans	Short-term debt, net, related parties	150,000	150,000
Amantes January 2025 Loans	Short-term debt, net, related parties	50,000	50,000
Prophase February 2025 Loan	Short-term debt, net, related parties	81,000	81,000
Prophase March 2025 Loan	Short-term debt, net, related parties	7,000	7,000

Short-term debt, related parties		$1,442,500	$1,442,500

As of June 30, 2026 and December 31, 2025, the Company’s outstanding debt agreements are all past due and are classified as current in the accompanying unaudited condensed consolidated balance sheets. All of the loans are with related parties (see Note 4).

As the Company’s loans are with related parties, the Company and its related parties have agreed to defer repayment until a time that is mutually agreed upon between the Company and its related parties. Accordingly, none of these notes are considered to be in default.

Note 6. Stockholders’ Equity (Deficit)

In connection with the Business Combination, the Company’s certificate of incorporation was amended and restated to designate two classes of stock; preferred and common stock. The certificate of incorporation authorized 1,000,000 shares of preferred stock and 500,000,000 shares of common stock.

Preferred Stock

The Company’s Amended and Restated Certificate of Incorporation provides the Company’s board of directors with the authority to issue up to 1,000,000 shares of $0.0001 par value preferred stock in one or more series and to establish from time to time the number of shares to be included in each such series, by adopting a resolution and filing a certification of designations. Voting powers, designations, powers, preferences and relative, participating, optional, special and other rights will be stated and expressed in such resolutions. There were zero preferred shares outstanding as of June 30, 2026 and December 31, 2025.

On July 2, 2026, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (the “Certificate of Designation”), which sets forth the rights, preferences, and privileges of the Series A Preferred Stock. One hundred sixty thousand (160,000) shares of Series A Preferred Stock were authorized under the Certificate of Designation.

Each share of Series A Preferred Stock will be convertible, at the option of the holder thereof, into 10,000 shares of the Company’s common stock, subject to adjustment. The Series A Preferred Stock may not be converted into shares of the Company’s common stock unless and until the Company’s stockholders approve the issuance of common stock upon conversion of the Series A Preferred Stock in accordance with the applicable Nasdaq listing rules.

Holders of the Series A Preferred Stock shall be entitled to receive dividends, on an as-if convertible basis, of any dividends payable on the Company’s common stock. The Series A Preferred Stock ranks on parity with the common stock. In the event of any voluntary or involuntary liquidation, dissolution, or winding up, or sale of the Company, each holder of Series A Preferred Stock shall be entitled to receive its pro rata portion of an aggregate payment equal to the amount as would be paid on the Company’s common stock issuable upon conversion of the Series A Preferred Stock, determined on an as-converted basis.

Other than those rights provided by law or the Certificate of Designation, the Series A Preferred Stock has no voting rights. The Series A Preferred Stock is not redeemable.

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

On February 6, 2026, the Company entered into a settlement and release agreement with Clear Street (as defined in Note 7), pursuant to which the Company agreed to issue 4,000,000 shares of its common stock to Clear Street in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by Clear Street.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 Pre-Funded Warrants to purchase up to 5,543,000 shares of common stock and (ii) 20,719,500 Common Stock Warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant. Immediately upon closing of the Offering, 4,281,000 Pre-Funded Warrants were exercised and converted into 4,281,000 shares of common stock.

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

The Offering proceeds and related issuance costs were allocated to the common stock, Pre-Funded Warrants, Common Stock Warrants and Placement Agent Warrants as follows:

	Allocated	Allocated	Allocated
	Gross Proceeds	Issuance Costs	Net Proceeds
Common stock	$1,149,920	$160,746	$989,174
Common Stock Warrants	2,019,194	282,261	1,736,933
Pre-Funded Warrants	770,738	107,741	662,997
Placement Agent Warrants	65,918	9,214	56,704
Total	$4,005,770	$559,962	$3,445,808

The amount allocated to the common stock and Pre-Funded Warrants was recorded in common stock at par value and the excess over par value in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2026. The amounts allocated to the Common Stock Warrants and Placement Agent Warrants were recorded in additional paid-in capital as the Common Stock Warrants and Placement Agent Warrants are equity-classified instruments.

Issuance costs, including placement agent fees, legal fees and accountant related expenses were recorded as reduction to additional paid-in capital in proportion to the allocation of proceeds between the equity instruments issued, as summarized above.

On February 19, 2026, the remaining 1,262,000 Pre-Funded Warrants were exercised for a nominal amount and converted into 1,262,000 shares of common stock.

On May 21, 2026, a holder of the Company’s Common Stock Warrants exercised a total of 750,000 warrants and received 750,000 shares of common stock. The aggregate gross proceeds from the exercise of the Common Stock Warrants was $217,500.

On June 3, 2026, the Company entered into a warrant exercise inducement offer letter with a holder to exercise 10,344,000 of its Existing Warrants at a reduced exercise price of $0.18 per share, in exchange for the Company’s agreement to issue the Inducement Warrants to purchase an aggregate of up to 20,688,000 shares of common stock, consisting of (i) 10,344,000 New Black-Scholes Warrants to purchase up to 10,344,000 shares of common stock at an exercise price per share of $0.18 and (ii) New Change of Control Warrants to purchase up to 10,344,000 shares of common stock at an exercise price per share of $0.18.

The Company allocated the Warrant Inducement proceeds between the common stock, New Black-Scholes Warrants and New Change of Control Warrants based on their relative fair values in accordance with ASC 505, Equity. The fair value of the common stock, New Black-Scholes Warrants and New Change of Control Warrants was estimated using a Black-Scholes option pricing model with the following assumptions:

Expected volatility	92.51%
Risk-free interest rate	4.21%
Dividend yield	—%
Expected life of warrants (years)	5

The Warrant Inducement proceeds and related issuance costs were allocated to the common stock, New Black-Scholes Warrants and New Change of Control Warrants as follows:

	Allocated	Allocated	Allocated
	Gross Proceeds	Issuance Costs	Net Proceeds
Common stock	$772,839	$99,184	$673,655
New Black-Scholes Warrants	544,541	69,885	474,656
New Change of Control Warrants	544,541	69,885	474,656
Total	$1,861,921	$238,954	$1,622,967

As of June 30, 2026 and December 31, 2025, there were 55,971,633 and 27,064,633 shares of common stock issued and outstanding, respectively.

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

Warrants

As of June 30, 2026, 5,094,623 Public Warrants and 835,555 private placement warrants (together, the “Warrants”) were outstanding. Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Warrants. The Company may elect to redeem the Public Warrants, in whole and not in part at a price of $0.01 per Warrant if (i) 30 days’ prior written notice of redemption is provided to the holders, and (ii) the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders. Upon issuance of a redemption notice by the Company, the warrant holders have a period of 30 days to exercise for cash, or on a cashless basis.

As of June 30, 2026, 9,625,500 Common Stock Warrants were outstanding. Each Common Stock Warrant entitles the holder to purchase one and a half shares of the Company’s common stock at a reduced exercise price of $0.18 per share and will expire five years following the date of issuance. No fractional shares will be issued upon exercise of the Common Stock Warrants.

As of June 30, 2026, 690,650 Placement Agent Warrants were outstanding. Each Placement Agent Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.319 per share and will expire five years following the date of issuance. No fractional shares will be issued upon exercise of the Placement Agent Warrants.

As of June 30, 2026, 20,688,000 Inducement Warrants were outstanding. Each Inducement Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.18 per share and will expire five years following the date of issuance. No fractional shares will be issued upon exercise of the Inducement Warrants.

Note 7. Commitments and Contingencies

Leases

On July 17, 2025, the Company entered into a short-term lease for an office space in Cerritos, California (the “Lease”). The Lease commenced on September 1, 2025 and expires on June 30, 2026 and does not have any renewal option. The Company has made the short-term lease election and recognizes lease payments for its short-term lease on a straight-line basis over the lease term.

For the three months ended June 30, 2026 and 2025, lease expense related to the short-term lease was $9,223 and $0, respectively. For the six months ended June 30, 2026 and 2025, lease expense related to the short-term lease was $31,495 and $0, respectively.

Legal Proceedings

On February 6, 2026, the Company entered into a settlement and release agreement with Clear Street LLC (“Clear Street”), pursuant to which the Company agreed to issue 4,000,000 shares of its common stock to Clear Street in exchange for the surrender and cancellation of 805,377 warrants to purchase shares of common stock held by Clear Street. As of December 31, 2025, the Company determined this represented a Type I subsequent event in accordance with the guidance of ASC 855, Subsequent Events (“ASC 855”), in which the Company obtained additional evidence about conditions that existed at the date of the consolidated balance sheets. The Company estimated a settlement of $7,360,000, which was calculated using the fair value of the Company’s common stock on February 6, 2026, which was the day that stock was issued to Clear Street. As of June 30, 2026 and December 31, 2025, the Company’s settlement payable was $0 and $7,360,000, respectively, which is included in settlement payable in the Company’s unaudited condensed consolidated balance sheets.

Pursuant to the settlement agreement, the Company and Clear Street agreed to dismiss (a) an action pending in the United States District Court for the Central District of California and (b) an action pending in the United States District Court for the Southern District of New York, in which previously the Court entered a default judgment against the Company in the amount of $7,500,000 plus approximately $515,000 in interest, which judgment was registered in the Central District of California in the fourth quarter of 2025.

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

On October 11, 2023, Iris executed a fee reduction agreement with the underwriters to reduce the deferred underwriting discount of $9,660,000 to $8,000,000 in the event the Business Combination was consummated. Pursuant to the terms of the agreement, the reduced deferred underwriting discount was payable by the Iris to the underwriters in $1,000,000 cash and $7,000,000 of the common equity securities of the public entity that survives the transaction. The share price is subject to adjustment based on the five day volume-weighted average price prior to the filing of a resale registration statement covering such shares. As of April 30, 2025, Iris and the Company amended the fee reduction agreement with the underwriters to limit the total number of shares of common stock issuable to the underwriters to 1,750,000. Upon the consummation of the Business Combination, $9,160,000 in deferred underwriting fees were settled, of which $7,000,000 will be settled in common shares of the combined company, $500,000 was settled in cash and $1,660,000 was waived and no longer payable. The remaining $500,000 was to be settled upon the earlier of the consummation of the combined company’s next share offering, or in six months from the closing date of the Business Combination. As of June 30, 2026, the deferred underwriting fee payable was $500,000, which is included in deferred underwriting fee payable in the Company’s unaudited condensed consolidated balance sheets.

On April 30, 2025, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025 had a fair value of $7,245,000.

On October 27, 2025, six months from the closing date of the Business Combination, the remaining $500,000 underwriting fee became due. As of the date of this report, the $500,000 underwriting fees remains unpaid.

Note 8. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company’s utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:		$—	$—
Liabilities:
Warrant liability	3	$62,667	$29,244

Warrant Liability

Upon closing of the Mergers, Iris’ public and private placement warrants were converted into warrants of the Company, which entitle the holders to purchase shares of the Company’s common stock. The Company’s private placement warrants meet the requirements for liability classification. The fair value of the warrant liabilities were determined using observable data points, such as the fair value of the public warrants as of June 30, 2026 and December 31, 2025. The Company further considered specific unobservable inputs, such as the probability and timing of events and the expected equity value of the underlying shares.

The changes in fair value of Level 3 financial assets and liabilities for the six months ended June 30, 2026 are as follows:

Warrant liability
Fair value as of January 1, 2026	$29,244
Change in fair value	33,423
Fair value as of June 30, 2026	$62,667

The changes in fair value of Level 3 financial assets and liabilities for the six months ended June 30, 2025 are as follows:

Warrant liability
Fair value as of January 1, 2025	$—
Change in fair value	116,894
Fair value as of June 30, 2025	$116,894

Note 9. Subsequent Events

The Company has completed an evaluation of all subsequent events through the date of this filing to ensure that these unaudited condensed consolidated financial statements include appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements and events which occurred but were not recognized in the unaudited condensed consolidated financial statements. No subsequent events were identified other than those already described within the footnotes above.

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

On March 4, 2025, Iris held a special meeting of stockholders. At the special meeting, Iris’s stockholders voted to approve the Business Combination and adopt the Business Combination Agreement, among other items. In connection with the special meeting, stockholders holding 59,844 Iris Class A Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.74 per share, subject to adjustment for taxes payable from the trust account, for an aggregate redemption amount of $702,359. The redemptions were settled on April 30, 2025, upon the consummation of the Business Combination.

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

Pursuant to the Business Combination Agreement, among other matters, at the effective time of the Business Combination (the “Effective Time”), (i) every issued and outstanding security issued by Iris during its initial public offering (each, an “Iris Unit”) was automatically separated and broken out into its constituent parts and the holder thereof was deemed to hold one share of Iris Class A common stock, par value $0.0001 per share (the “Iris Class A Shares”) and one-fourth of one redeemable warrant that was included as part of each Iris Unit (the “Public Warrants”), and such underlying constituent securities of Iris were converted in accordance with the applicable terms of the Business Combination Agreement, (ii) at the Effective Time, each issued and outstanding Iris Class A Share was converted automatically into and thereafter represent the right to receive one share of common stock, par value $0.0001 per share, of the Company, following which all Iris Class A Shares ceased to be outstanding and were automatically canceled and ceased to exist, (iii) at the Effective Time, each issued and outstanding Public Warrant immediately and automatically represented the right to purchase shares of common stock on the same terms and conditions as are set forth in the applicable warrant agreement, (iv) at the Effective Time, each issued and outstanding non-redeemable warrant of Iris that was issued by Iris in a private placement at the time of the consummation of its initial public offering, entitling the holder thereof to purchase one Iris Class A Share at $11.50 per share, except those issued to Cantor Fitzgerald & Co. (“Cantor”), were forfeited, and (v) the private placement warrants issued to Cantor immediately and automatically represented the right to purchase shares of common stock.

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

At the Closing Date, the Company issued an aggregate of 1,500,000 shares of the Company’s common stock in a private placement (the “PIPE Shares”) for the total consideration of $15,000,000 (the “PIPE Financing”). The PIPE Financing consisted of a cash and –non-cash component. Under the cash component, the Company received gross proceeds of $10,556,500, of which $7,129,500 came directly from the PIPE investor and $3,427,000 were funded indirectly by the PIPE investor, through promissory notes between Prophase Sciences, LLC, a related party of the Company, and Liminatus. At the Closing Date, the $3,427,000 in related party debts between Prophase Sciences, LLC and Liminatus was ultimately converted into shares as part of the PIPE Financing. As part of the PIPE Financing, the gross proceeds satisfied principal and accrued interest totaling $3,316,756, which was ultimately converted into shares as part of the PIPE Financing. The - non - cash component of the PIPE Financing included the conversion of $4,443,500 in amounts borrowed from a consortium of related parties. The $4,443,500 borrowed from the related parties were used to fund an unsecured promissory note between Liminatus and Iris. At the Closing Date, the unsecured promissory note was settled and the $4,443,500 in related party debts were ultimately converted into shares of the Company in a noncash transaction.

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

Upon consummation of the Business Combination, the Company assumed a total of $10,694,604 in liabilities from Iris. The Company incurred $1,518,381 in transaction costs associated with the closing of the Business Combination. The Company converted a total of $14,797,902 of related party debt and accrued interest, $3,316,756 from the PIPE investor and $11,481,146 from Feelux and Car - Tcellkor (as described above) into common stock. Additionally, a total of $169,201 in accrued interest on related party debts that were converted, as discussed above, was eliminated upon consummation of the Business Combination.

In addition, at the Closing Date, the Company settled Iris’ liabilities for $7,000,000 of the deferred underwriting fees incurred prior to the Closing Date for 700,000 shares of common stock to the underwriters in Iris’s initial public offering. At the Closing Date, the shares were not issued to the underwriter and the Company recorded as a liability with a fair value of $7,049,000. On July 1, 2025, the Company issued the shares to the underwriters, which on July 1, 2025, had a fair value of $7,245,000.

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

Upon the consummation of the Business Combination, the Iris Class A Shares, Iris Units and Public Warrants ceased trading on the OTC Pink Marketplace, and the Company’s common stock and Public Warrants began trading on The Nasdaq Stock Market (“Nasdaq”) under the trading symbols “LIMN” and “LIMNW,” respectively.

February 2026 Public Offering

On February 18, 2026, we closed a best efforts public offering for the sale of (i) 8,270,000 shares of our common stock, (ii) 5,543,000 pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 5,543,000 shares of our common stock and (iii) 20,719,500 common stock purchase warrants (the “Common Stock Warrants”) to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per pre-funded warrant) and accompanying warrant (the “Offering”), for aggregate net proceeds of approximately $3.44 million after deducting the estimated offering expenses, including the placement agent fees. Each pre-funded warrant has an exercise price of $0.0001 per share upon issuance for one share of common stock and will not expire prior to exercise. Each warrant has a reduced exercise price of $0.18 per share, is exercisable upon issuance for one and a half shares of common stock and will expire five years following the date of issuance. The exercise price and number of shares of common stock issuable upon exercise is subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the common stock and the exercise price. Maxim Group LLC (“Maxim”) acted as the placement agent in connection with the Offering.

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

In connection with the Offering, on February 17, 2026, we entered into a placement agency agreement with Maxim, as placement agent in connection with the Offering. We paid Maxim a cash fee of 8.0% of the aggregate gross proceeds raised in the Offering. We also agreed to reimburse Maxim for all reasonable out-of-pocket costs and expenses incurred in connection with the Offering in an aggregate amount up to $100,000. In addition, we issued to Maxim warrants (the “Placement Agent Warrants”) to purchase 690,650 shares of common stock (representing 5.0% of the number of shares of common stock sold in the Offering). The Placement Agent Warrants are immediately exercisable at an exercise price of $0.319 (or 110% of the public offering price for the shares of common stock and common warrants offered in the Offering) and will expire on the fifth anniversary of the commencement of sales of the Offering.

June 2026 Warrant Inducement

On June 3, 2026, we entered into a warrant exercise inducement offer letter (the “Inducement Letter Agreement”) with a holder of our existing common stock warrants exercisable for an aggregate of 10,344,000 shares of our common stock (collectively, the “Existing Warrants”), to exercise its Existing Warrants at a reduced exercise price of $0.18 per share, in exchange for our agreement to issue new common stock warrants to purchase an aggregate of up to 20,688,000 shares of common stock, consisting of (i) warrants to purchase up to 10,344,000 shares of common stock at an exercise price per share of $0.18 (the “New Black-Scholes Warrants”) and (ii) warrants to purchase up to 10,344,000 shares of common stock at an exercise price per share of $0.18 (the “New Change of Control Warrants” and, together with the New Black-Scholes Warrants, the “Inducement Warrants”) (the “Warrant Inducement”). The aggregate gross proceeds from the exercise of the Existing Warrants is approximately $1,861,921, before deducting financial advisory fees. The fair value of the Inducement Warrants was $2,211,295 at inducement, or $0.18 per instrument.

In connection with the transaction described above, we entered into a financial advisory services agreement, dated June 3, 2026, with Maxim, pursuant to which we agreed to pay Maxim for its services a cash fee of up to 8% of the gross proceeds received by us in connection with the exercise of the Existing Warrants.

The Warrant Inducement, which resulted in the issuance of the Company’s common stock in exchange for the cash exercise of the Existing Warrants, is considered a modification of the Existing Warrants under the guidance of ASC 815-40. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders of the Existing Warrants to cash exercise their warrants, resulting in the imminent exercise of the Existing Warrants, which raised equity capital and generated net proceeds for the Company. As the Existing Warrants were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of $117,806 as an equity issuance cost. The amount of the equity issuance cost recognized for the warrant modification was determined at the incremental fair value of the modified Existing Warrants immediately before and after the warrant modification.

InnocsAI Acquisition

On May 17, 2026, we entered into a Merger Agreement (the “Original Merger Agreement”) with InnocsAI LLC, a Delaware limited liability company (“InnocsAI”), and NamChul Jung, in his capacity as the representative of the members of InnocsAI. Under the Original Merger Agreement, the aggregate consideration payable to the members of InnocsAI consisted of (i) 1,600,000,000 shares of our common stock, valued at an issuance price of $0.20 per share (the “Closing Payment Shares”), and (ii) contingent value rights, on terms to be agreed upon by the parties, representing in the aggregate the right to receive 20% of the net proceeds from any future strategic sale, out-license, transfer or other disposition of, or exit transaction involving, the assets acquired from InnocsAI. Upon completion of the transactions contemplated by the Original Merger Agreement, all issued and outstanding membership interests of InnocsAI were to be canceled and automatically converted into the right to receive the Closing Payment Shares.

The assets to be acquired included a portfolio of oncology-focused biologic and cellular therapy programs centered on CAR-T and antibody-related technologies. These technologies are designed to address certain limitations observed in current approaches to hematologic malignancies and solid tumors, including antigen escape, tumor heterogeneity, limited T-cell persistence, tumor microenvironment-mediated suppression and lineage-restricted target coverage. Chris Kim, our Chief Executive Officer and a member of our board of directors, is also a director of InnocsAI and the Chief Executive Officer and controlling member of Valetudo Therapeutics LLC, a member of InnocsAI.

On June 29, 2026, we, InnocsAI and Mr. Jung amended and restated the Original Merger Agreement (as so amended and restated, the “Amended and Restated Merger Agreement”). The Amended and Restated Merger Agreement revised the structure of the transaction to allow closing prior to obtaining stockholder approval and provided that the 1,600,000,000 shares of our common stock comprising the merger consideration would instead be paid in a combination of shares of common stock and shares of newly designated non-voting convertible preferred stock. As contemplated by the Original Merger Agreement, and subject to the terms and conditions of the Amended and Restated Merger Agreement, InnocsAI would merge with and into a new wholly-owned Delaware subsidiary (“Merger Sub”), with InnocsAI ceasing to exist as a separate legal entity and Merger Sub continuing as the surviving entity (the “InnocsAI Merger”).

Pursuant to the Amended and Restated Merger Agreement, upon completion of the InnocsAI Merger, the members of InnocsAI would receive shares of our common stock up to the maximum number that could be issued without prior stockholder approval under applicable Nasdaq listing rules (or an estimated 19.99% of the outstanding common stock immediately prior to the closing of the InnocsAI Merger). The balance of the merger consideration would be paid in shares of our newly designated Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”), having the rights, preferences, powers and privileges set forth in the applicable Certificate of Designation (as defined below). Each share of Series A Preferred Stock would be convertible into 10,000 shares of common stock. The Series A Preferred Stock would not become convertible unless and until we obtained stockholder approval for the issuance of the underlying shares of common stock to the extent required under applicable Nasdaq listing rules.

On July 2, 2026, the InnocsAI Merger was completed, pursuant to which we acquired InnocsAI. In connection with the closing of the InnocsAI Merger, we issued to the former members of InnocsAI an aggregate of 11,188,729 shares of common stock and an aggregate of 158,881.1271 shares of Series A Preferred Stock.

Pursuant to the Amended and Restated Merger Agreement, we acquired InnocsAI which is primarily composed of intangible assets (i.e. its portfolio of oncology-focused biologic and cellular therapy program). The InnocsAI Merger is further considered an asset acquisition under ASC 805 as it does not meet the definition of a business since substantially all of the fair value of the assets acquired are concentrated in a group of similarly identifiable assets. Furthermore, the InnocsAI Merger was deemed to be an asset acquisition as InnocsAI did not meet the definition of a business under SEC Rule 11-01 (d) of Regulation S-X (“Rule 11-01 (d)”), where a business, for purposes of Rule 11-01 (d), is identified by the continuity of operations before and after the transaction. InnocsAI has no substantive revenue producing activities, employee base, sales force, customer base, operating rights or production techniques, thus, not meeting the definition of a business under Rule 3-05.

On June 29, 2026, in connection with the Amended and Restated Merger Agreement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the existing members of InnocsAI, pursuant to which we have agreed to provide such holders with “piggy-back” and Form S-3 registration rights, covering shares of common stock (including shares issuable upon conversion of preferred stock) received in the InnocsAI Merger. We have agreed to bear the registration expenses.

On June 29, 2026, in connection with the Amended and Restated Merger Agreement, InnocsAI, for the benefit of the Company and its affiliates, successors and subsidiaries, entered into a non-competition and non-solicitation agreement (the “Non-Compete Agreement”) with certain key employees of InnocsAI, pursuant to which each subject party has agreed not to compete with or solicit the employees, customers, or suppliers of InnocsAI and its affiliates for two years after the merger closing, and to maintain confidentiality regarding company information.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following is a comparative of our results of operations for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30,
	2026	2025	Change	%
General and administrative	$778,908	$1,118,211	$(339,303)	(30)%
Research and development	600,000	—	600,000	—%
Total operating expenses	1,378,908	1,118,211	260,697	23%
Loss from operations	(1,378,908)	(1,118,211)	(260,697)	23%
Other (expense) income, net	(28,351)	1,231,498	(1,259,849)	(102)%
Net (loss) income	$(1,407,259)	$113,287	(1,520,546)	(1,342)%

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses decreased by $339,303 during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to accounting and legal expenses incurred in connection with the Business Combination during the three months ended June 30, 2025, as compared to no such costs during the three months ended June 30, 2026.

Research and Development Expenses

Research and development expenses consist of costs incurred by InnoBation Bio Co, Ltd. (“Innobation”) who is performing the research and development activities for the Company in accordance with the license agreements with Innobation. Research and development expenses increased by $600,000 as a result of costs incurred under the CD47 license agreement during the three months ended June 30, 2026 as compared no such costs incurring during the three months ended June 30, 2025.

Other (Expenses) Income, net

The other (expense) income, net decreased by $1,259,849 from $1,231,498 of other income for the three months ended June 30, 2025 to $28,351 of other expense for the three months ended June 30, 2026. The decrease in other (expenses) income, net is primarily due to a decrease in amounts of unrelated vendor payables forgiven of $2,130,782. Furthermore, the Company recognized an unrealized loss on the change in the fair value of deferred underwriting fee common stock payable of $756,000 during the three months ended June 30, 2025 as compared to no such loss during the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following is a comparative of our results of operations for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025	Change	%
General and administrative	$1,479,806	$1,382,431	$97,375	7%
Research and development	1,000,000	—	1,000,000	—%
Total operating expenses	2,479,806	1,382,431	1,097,375	79%
Loss from operations	(2,479,806)	(1,382,431)	(1,097,375)	79%
Other (expense) income, net	(51,167)	1,168,192	(1,219,359)	(104)%
Net loss	$(2,530,973)	$(214,239)	(2,316,734)	1,084%

Operating Expenses

General and Administrative Expenses

General and administrative expenses consists primarily of professional service fees, including accounting and legal services and other general operating expenses. General and administrative expenses increased by $97,375 during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to higher accounting and legal expenses incurred as a result of the Company operating as a publicly traded company following the closing of the Business Combination, whereas the Company was not publicly traded prior to the Business Combination.

Research and Development Expenses

Research and development expenses consist of costs incurred by Innobation who is performing the research and development activities for the Company in accordance with the license agreements with Innobation. Research and development expenses increased by $1,000,000 as a result of costs incurred under the CD47 license agreement during the six months ended June 30, 2026 as compared to no such costs incurring during the six months ended June 30, 2025.

Other (Expenses) Income, net

The other (expense) income, net decreased by $1,219,359 from $1,168,192 of other income for the six months ended June 30, 2025 to $51,167 of other expense for the six months ended June 30, 2026. The decrease in other (expenses) income, net is primarily due to a decrease in amounts of unrelated vendor payables forgiven of $2,130,782 during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Furthermore, the Company recognized an unrealized loss on the change in the fair value of deferred underwriting fee common stock payable of $756,000 during the six months ended June 30, 2025 as compared to no such loss during the six months ended June 30, 2026.

Liquidity and Capital Resources

The Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for one year after the date that the condensed consolidated financial statements are issued. Through June 30, 2026, the Company has funded its operations mainly through equity and debt financings, including the proceeds from the Mergers, the PIPE Financing, the Offering and the Warrant Inducement.

As of June 30, 2026, the Company had $3,017,096 of cash in its bank accounts. As of June 30, 2026, there was $1,442,500 of related party debts, which are included in short-term debt, related parties in the accompanying unaudited condensed consolidated balance sheets (see Note 4).

The Company has an accumulated deficit of $41,402,706 as of June 30, 2026. The Company had a loss from operations and net loss of $2,479,806 and $2,530,973, respectively, for the six months ended June 30, 2026. The Company had a loss from operations and net loss of $1,378,908 and $1,407,259, respectively, for the three months ended June 30, 2026.

On February 18, 2026, the Company completed a “best efforts” public offering of (i) 8,270,000 shares of its common stock, (ii) 5,543,000 Pre-Funded Warrants to purchase up to 5,543,000 shares of common stock and (ii) 20,719,500 Common Stock Warrants to purchase up to 20,719,500 shares of common stock, at a combined public offering price of $0.29 per share (or $0.2899 per Pre-Funded Warrant) and accompanying warrant. In connection with the Offering, the Company received net proceeds of $3,444,427, after deducting the estimated offering expenses payable by the Company, including the placement agent fees.

On June 3, 2026, the Company entered into the Inducement Letter Agreement with a holder of its Existing Warrants to exercise 10,344,000 of its Existing Warrants at a reduced exercise price of $0.18 per share for an aggregate of 10,344,000 shares of its common stock. In connection with the Warrant Inducement, the Company received net proceeds of $1,622,967, after deducting the estimated offering expenses payable by the Company including the placement agent fees.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
	2026	2025	Change	%
Net cash used in operating activities	$(2,985,288)	$(8,975,859)	$5,990,571	(67)%
Net cash used in investing activities	—	(775,000)	775,000	(100)%
Net cash provided by financing activities	5,664,729	11,032,762	(5,368,033)	(49)%
Net change in cash	$2,679,441	$1,281,903	$1,397,538	109%

Net cash used in operating activities for the six months ended June 30, 2026 decreased by $5,990,571 as compared to the six months ended June 30, 2025. The decrease in cash used in operating activities is primarily due to decreases in due from related parties of $3,427,000, a decrease in amounts of unrelated vendor payables forgiven of $2,142,297, payment of accounts payable and accrued expenses of $1,812,806 and amounts due to research and development partner of $1,782,297 offset by an increase in net loss of $2,391,734 and increase in the fair value of deferred underwriting fees of common stock payable of $756,000, for the six months ended June 30, 2026 as compared to the same period in the prior year.

The decrease is further a result of operating activities, adjusted for non-cash transactions including forgiveness of unrelated vendor payables of $2,142,297 offset by the change in the fair value of deferred underwriting fees of common stock payable of $756,000 for the six months ended June 30, 2026 as compared to no such activity during the six months ended June 30, 2025

Net cash used in investing activities for the six months ended June 30, 2026 decreased by $775,000 as compared to the six months ended June 30, 2025. The decrease in cash used in investing activities is primarily due to less issuances of loans to Iris due to the completion of the Business Combination.

Net cash provided by financing activities for the six months ended June 30, 2026 decreased by $5,368,033 as compared to the six months ended June 30, 2025. The decrease in cash provided by financing activities is primarily due to gross proceeds received of $10,556,500, offset by $2,563,738 in payments for transaction costs in connection with the Business Combination during the six months ended June 30, 2025 as compared to the aggregate gross proceeds of $5,664,729 received from the Offering, the Warrant Inducement and the exercise of warrants during the six months ended June 30, 2026. Further, the Company had proceeds from related party debt of $4,340,000, which is offset by payments of related party debt of $1,300,000 during the six months ended June 30, 2025. No such payments occurred during the six months ended June 30, 2026.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing liabilities from equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance, modification, and as of each subsequent quarterly period end date while the warrants are outstanding. As of June 30, 2026, 20,688,000 Inducement Warrants, 9,625,500 Common Stock Warrants, 690,650 Placement Agent Warrants and 5,094,623 Public Warrants were accounted for as equity-classified instruments and 835,555 private placement warrants were accounted for as liability-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss on the accompanying consolidated statements of operations and comprehensive loss. The Company assesses the classification of its warrants at each reporting date to determine whether a change in classification between equity and liability is required. During the three and six months ended June 30, 2026, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $29,245 and $33,423, respectively. During the three and six months ended June 30, 2025, the Company had an unrealized gain on the change in fair value of the warrant liabilities of $116,894.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (who is our principal executive officer) and Chief Financial Officer (who is our principal financial officer), conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2026.

Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the quarter ended June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses described below.

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

LIMINATUS PHARMA, INC.

Date: August 14, 2026	By:	/s/ Chris Kim
Name: Chris Kim
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Scott Dam
Name: Scott Dam
Title: Chief Financial Officer
(Principal Financial Officer)